Form 10-Q
period 2007-09-30
PANOLAM INDUSTRIES INTERNATIONAL INC
filed 2007-12-10
CIK 1086385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number    333-146403

PANOLAM INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware

52-2064043

(State of Incorporation)	(I.R.S. Employer Identification No.)

20 Progress Drive

Shelton, Connecticut 06484

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:

(203) 925-1556

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes        ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company in Rule 12b-2 of the Exchange Act. ☐ Yes   ☒ No

Panolam Industries International, Inc.

Index to Quarterly Report on

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,396	$10,849
Accounts receivable, less allowances of $6,701 at September 30, 2007 and $7,252 at December 31, 2006	29,693	22,105
Inventories	66,834	61,859
Other current assets	14,698	16,632
Total current assets	129,621	111,445
PROPERTY, PLANT AND EQUIPMENT—Net	269,824	264,751
GOODWILL	102,222	98,064
INTANGIBLE ASSETS—Net	83,867	85,612
DEBT ACQUISITION COSTS—Net	9,185	10,750
OTHER ASSETS	1,309	1,120
TOTAL	$596,028	$571,742
LIABILITIES AND STOCKHOLDER’S EQUITY CURRENT LIABILITIES:
CURRENT LIABILITIES:
Accounts payable	$18,130	$11,387
Accrued liabilities	33,318	32,609
Current portion of long-term debt	21	30
Other current liabilities	1,944	4,331
Total current liabilities	53,413	48,357
LONG-TERM DEBT	331,865	339,784
DEFERRED INCOME TAXES	87,138	81,417
DUE TO PANOLAM HOLDINGS CO	5,511	5,198
OTHER LIABILITIES	7,674	8,045
Total liabilities	485,601	482,801
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value—200 authorized, 200 issued and outstanding	—	—
Additional paid-in-capital	80,916	80,555
Accumulated earnings	13,329	8,898
Accumulated other comprehensive income (loss)	16,182	(512)
Total stockholder’s equity	110,427	88,941
TOTAL	$596,028	$571,742

See accompanying notes to condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET SALES	$105,603	$127,692	$329,776	$354,072
COST OF GOODS SOLD	83,336	98,856	257,491	275,796
GROSS PROFIT	22,267	28,836	72,285	78,276
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,059	13,612	39,449	39,444
INCOME FROM OPERATIONS	10,208	15,224	32,836	38,832
INTEREST EXPENSE	8,525	9,109	26,201	25,589
INTEREST INCOME	(149)	(221)	(456)	(519)
INCOME BEFORE INCOME TAXES	1,832	6,336	7,091	13,762
INCOME TAXES	712	2,095	2,660	3,685
NET INCOME	$1,120	$4,241	$4,431	$10,077

See accompanying notes to condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,431	$10,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,427	18,635
Deferred income taxes (benefit)	3,813	(5,787)
Amortization of debt acquisition costs	1,565	1,835
Stock option expense	361	367
Other	(148)	(1,418)
Changes in operating assets and liabilities:
Accounts receivable	(7,347)	(986)
Inventories	(3,541)	(2,922)
Other current assets	1,667	114
Accounts payable and accrued liabilities	6,764	3,627
Income taxes payable	(4,337)	9,077
Other	(807)	(807)
Net cash provided by operating activities	22,848	31,812
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of acquired cash	—	(77,690)
Purchase of property, plant and equipment	(8,273)	(8,742)
Net cash used in investing activities	(8,273)	(86,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(8,021)	(23,086)
Proceeds from long-term debt	—	80,000
Proceeds from revolving credit facility	—	5,000
Payment of debt acquisition costs	—	(2,855)
Net cash (used in) provided by financing activities	(8,021)	59,059
EFFECT OF EXCHANGE RATE CHANGES ON CASH	993	31
CHANGE IN CASH AND CASH EQUIVALENTS	7,547	4,470
CASH AND CASH EQUIVALENTS—Beginning of period	10,849	6,873
CASH AND CASH EQUIVALENTS—End of period	$18,396	$11,343
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$20,080	$19,529
Cash payments for income taxes, net of refunds	$3,184	$395

See accompanying notes to condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(Unaudited)

1. BUSINESS

Panolam Industries International, Inc. (the “Company”) designs, manufactures and distributes decorative overlay products, primarily thermally fused melamine panels (“TFMs”) and high-pressure laminate sheets (“HPLs”), throughout Canada and the United States. The Company markets its products through independent distributors and directly to kitchen and bathroom cabinet, furniture, store fixtures and original equipment manufacturers (“OEMs”). The Company wholly-owns the following companies:

•                  Panolam Industries, Ltd.

•                  Panolam Industries, Inc.

•                  Pioneer Plastics Corporation (“Pioneer”)

•                  Nevamar Holding Corp. (see note 3)

2. THE TRANSACTION

On July 16, 2005, Panolam Industries Holdings, Inc. (“Old Holdings”) (which at the time was controlled by affiliates of The Carlyle Group), entered into an agreement and plan of merger (the “Merger Agreement”) providing for the merger of PIH Acquisition Co. (“PIH”), a subsidiary of Panolam Holdings II Co. (“Holdings II”), into Old Holdings for aggregate cash consideration of $347,500 less funded debt at closing and certain expenses of the transaction.

In addition, $4,000 of the merger consideration was paid into escrow pending determination of any working capital adjustment following calculation of the working capital on the Closing Date, pursuant to terms and conditions specified in the Merger Agreement. On September 30, 2005 (the “Closing Date”), pursuant to the terms of the Merger Agreement, PIH was merged with and into Old Holdings. Immediately following the merger on the Closing Date, Old Holdings was merged through a series of transactions with and into Panolam Industries International, Inc. The Company refers to these merger transactions as the Merger or Transaction. The Merger was accounted for using the purchase method of accounting.

The parent of Holdings II, Panolam Holdings Co. (“Panolam Holdings”), is controlled by Genstar Capital LLC (“Genstar Capital”), and The Sterling Group.

Financing for the acquisition consisted of the following (See note 11):

•                  The Company entered into a new senior credit facility, or Credit Facility, for a total amount of $155,000. The Credit Facility has a term loan tranche of $135,000 and a revolving credit facility tranche for $20,000 for general corporate purposes. $2,500 of the revolving loan was drawn at the consummation of the acquisition to fund any cash on the balance sheet at closing.

•                  The Company issued $151,000 of senior subordinated notes, or the Notes.

•                  Genstar Capital and The Sterling Group (collectively, the “Sponsors”), together with the chief executive officer and certain other members of management, contributed $80,000 in equity to Panolam Holdings, which was subsequently contributed to the capital of the Company.

At September 30, 2005, the total capitalized debt acquisition costs related to the Transaction were $11,513; $5,238 related to the issuance of the Notes and $6,275 related to the new Credit Facility. During the period October 1 through December 31, 2005, the Company capitalized an additional $285 of financing costs, $182 related to the Notes and $103 related to the Credit Facility. In addition, as of September 30, 2005, the Company incurred expenses related to the Transaction of $19,421. Of that amount, $5,025 was included in selling, general and administrative expenses as compensation expense, $1,500 of early payment penalties fees on the previous credit facility and the write-off of capitalized financing costs of $6,211 were included in interest expense and the remaining $6,685 was included on the statement of operations as Transaction expenses. During the period October 1, 2005 through December 31, 2005, the Company incurred an additional $263 of Transaction expenses. The capitalized portions related to the financing will be amortized over the life of the Notes or Credit Facility, as appropriate.

In connection with the Merger and change of control, purchase accounting was applied and completed, and all assets were revalued and goodwill recorded, based on valuations and other studies. As such, the value of intangibles (both definite and indefinite lived), goodwill and property, plant and equipment increased significantly. The increase in the valuation of the definite lived intangible asset and the property, plant and equipment, as well as the increase in capitalized financing costs, will increase the depreciation and amortization expense and cost of sales considerably as compared to prior periods.

The goodwill resulting from the Transaction was $99,078. See note 8 for intangible asset description. The fair value of the purchase price has been allocated as of September 30, 2005 as follows:

Current assets	$76,560
Property, plant and equipment	217,402
Goodwill	99,078
Intangible assets	93,163
Other assets	304
Total assets acquired	486,507
Total current liabilities	34,457
Other liabilities	4,974
Long term debt	283,693
Deferred income taxes	83,383
Total liabilities	406,507
Net assets acquired	$80,000

3. THE ACQUISITION OF NEVAMAR

On March 1, 2006, the Company acquired all of the outstanding equity securities of Nevamar Holdco, LLC, the parent of Nevamar Company, LLC (“Nevamar”) a leading manufacturer of decorative surface products. Nevamar is included in the results of the Company beginning on March 1, 2006. Nevamar designs and sells decorative laminates and other surfacing materials used in the commercial and residential furniture, fixtures and cabinet markets. The total consideration paid for Nevamar was $80,000, consisting of $75,000 in cash and the issuance by Panolam Holdings Co. to the sellers of $5,000 of junior subordinated notes. At the time of closing, $1,000 of the purchase price was put into an escrow account, which was ultimately returned to the Company in the form of a working capital adjustment pursuant to the acquisition agreement. In addition, the Company incurred $3,863 in closing costs related to the Nevamar acquisition. Certain indemnity claims the Company may have under the acquisition agreement may be offset against the subordinated notes issued to the sellers. At December 31, 2006, the Company offset approximately $138 in claims against the junior subordinated notes. In connection with the Nevamar acquisition, the Company expanded its existing credit facility and drew down an additional $80,000 of long-term debt. Debt acquisition costs related to the $80,000 drawdown totaled $2,764. See note 9.

In connection with this acquisition, purchase accounting was applied and completed, and all assets were revalued based on valuations and other studies. No goodwill resulted from this acquisition because the fair value of assets acquired was in excess of the cost of this acquisition. Such excess fair value was used to reduce the allocated costs of the assets acquired. Of the $9,164 of acquired intangible assets, $6,138 was assigned to key customer lists, $2,753 to trademarks and patents and other assets of $273. The acquired intangibles assets have a total weighted-average useful life of approximately 13 years.

As of March 1, 2006, the fair value of the net assets acquired was as follows:

Current assets	$52,280
Property and equipment	53,931
Other intangible assets	9,164
Total assets acquired	115,375
Current liabilities	27,954
Other liabilities	4,558
Total liabilities	32,512
Net assets acquired	$82,863

The following unaudited pro forma consolidated financial statement has been prepared from the statement of operations for the nine months ended September 30, 2006 to give effect to our acquisition of Nevamar. The acquisition occurred on March 1, 2006 and the following pro forma statement gives the effect as if the acquisition had occurred on January 1, 2006. The assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with the unaudited pro forma consolidated financial data.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma consolidated financial data do not purport to represent what our results of operations or financial condition would have been had the Nevamar acquisition actually occurred on the date indicated, nor do they purport to project the results of our operations or financial condition for any future period or as of any future date.

Panolam Industries International, Inc.

Unaudited Pro Forma Consolidated Statement of Operations

Nine Months Ended September 30, 2006

(in thousands)

	Successor Historical	Nevamar Adjustments(1)	Purchase Accounting Adjustments		Pro Forma
Net sales	$354,072	$33,109	$—		$387,181
Cost of goods sold(4)	275,796	27,117	532	(2)	303,445
Gross profit (loss)	78,276	5,992	(532)		83,736
Selling, general and administrative expenses	39,444	5,109	127	(2)	44,680
Income (loss) from operations	38,832	883	(659)		39,056
Interest expense	25,589	281	807	(3)	26,677
Interest income	(519)	(12)	—		(531)
Income (loss) before income taxes (benefit)	13,762	614	(1,466)		12,910
Income taxes (benefit)	3,685	—	(328	)(5)	3,357
Net income (loss)	$10,077	$614	$(1,138)		$9,553

(1)                                  Reflects Nevamar’s pre-acquisition operating results for January and February 2006.

(2)                                  Includes additional depreciation and amortization expense for the two months of $659 resulting from the Nevamar step-up in fixed assets and other intangible assets related to the purchase price allocation as part of the acquisition.

(3)                                  Includes the additional interest expense for the two months resulting from the Nevamar acquisition, which is calculated as follows:

Interest on new borrowings(a)	$954
Increase in amortization of debt acquisition cost	68
Interest on new borrowings(b)	66
Nevamar interest expense(c)	(281)
$807

(a)                                  Represents pro forma interest expense calculated using an interest rate of 7.28% on the $80.0 million of additional draw down under the Company’s Credit Facility, which was the applicable interest rate at the time of the borrowing.

(b)                                 Represents pro forma interest expense calculated using the fixed interest rate of 8.00% on the intercompany payable of $5.0 million to Panolam Holdings related to the issuance of junior subordinated notes to the former owners of Nevamar.

(c)                                  Represents pro forma interest expense adjustment relating to Nevamar’s long-term debt for January and February 2006 that was settled at the date of acquisition and not assumed by Panolam Industries International, Inc.

(4)                                  The Successor historical statement of operations includes all of the purchase accounting fair value adjustment related to inventory of $2,498 in cost of goods sold.

(5)                                  Reflects tax effect of Nevamar and purchase accounting adjustments at a blended rate of 38.5%.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flow for the nine months ended September 30, 2007 and 2006 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2006 audited financial statements.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, discounts and rebates, inventories, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management considers the Company’s policies on Revenue Recognition and Allowance for Discounts and Rebates; Inventory Valuation; Share-Based Compensation; Accounting for Income Taxes; Valuation of Long-Lived Assets; and Foreign Currency Translation to be critical accounting policies due to estimates, assumptions, and application of judgment involved in each.

New Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements including an amendment of Accounting Research Bulletin (ARB) No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. It is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which addresses the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, this Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired in the business combination or a gain from a bargain purchase and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. It is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115, which will become effective in 2008. SFAS No.159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. This statement is effective in fiscal year 2008 and the Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit pension plan in its balance sheets. Changes in the funded status are recognized in comprehensive income. The statement requires an employer to measure the funded status of a plan as of the date of the balance sheet. Aside from additional disclosures required, the implementation date is for fiscal years ending after June 15, 2007 for companies deemed to not have publicly traded equity securities. The requirement to measure the funded status on the same day as the balance sheet is for fiscal years ending after December 15, 2008. The effect on the Company’s financial statements is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures. There are no new fair value measurements required with this statement, just clarification of current requirements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Although applicable to the Company, it is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. The Company adopted FASB Interpretation No. 48 on January 1, 2007 and did not recognize a change in its liability for unrecognized tax benefits as a result of implementing FIN 48.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements.

SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the beginning of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

5. INVENTORIES

Inventories consist of:

	September 30, 2007	December 31, 2006
Raw materials	$27,181	$25,799
Work in process	6,173	7,602
Finished goods	26,572	21,448
Supplies	6,908	7,010
	$66,834	$61,859

6. OTHER CURRENT ASSETS

Other current assets consist of:

	September 30, 2007	December 31, 2006
Deferred income taxes—current (see note 13)	$5,344	$7,571
Prepaid taxes	6,399	3,799
Prepaid insurance	389	3,077
Other current assets	2,566	2,185
	$14,698	$16,632

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	September 30, 2007	December 31, 2006
Land	$5,088	$4,939
Buildings and improvements	62,247	58,477
Machinery and equipment	223,473	208,808
Construction in process	23,416	17,451
	314,224	289,675
Accumulated depreciation	(44,400)	(24,924)
	$269,824	$264,751

Depreciation expense was $6,100 and $17,290 for the three and nine months ended September 30, 2007, respectively, versus $5,558 and $15,515 for the comparable prior year periods. Depreciation expense related to the Company’s manufacturing processes and administrative functions is included in the condensed consolidated statement of operations in cost of goods sold and selling, general and administrative expenses, respectively. Capitalized interest expense was $24 and $334 for the three and nine months ended September 30, 2007, respectively, versus $154 and $391 for the comparable prior year periods. Capital leases of $45 and $66 at September 30, 2007 and December 31, 2006, respectively, are included in machinery and equipment.

8. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill for the Company was $102,222 at September 30, 2007 and $98,064 at December 31, 2006. The increase in goodwill is attributable to the fluctuation in foreign currency translation rates as it relates to goodwill that is recorded by the Company’s Canadian subsidiary.

Intangible assets, net include the following:

	September 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Patents and trademarks	$9,134	$1,666	3, 12, 14	$9,134	$957	3, 12, 14
Key customer list	43,574	5,639	15	43,574	3,461	15
Other	1,597	1,078	3	1,516	754	3
Trademarks and tradenames with indefinite useful lives	37,945	—	—	36,560	—	—
	$92,250	$8,383		$90,784	$5,172

Amortization expense was $1,050 and $3,137 for the three and nine months ended September 30, 2007, respectively, versus $1,086 and $3,120 for the comparable prior year periods. Amortization expense is included in the consolidated statement of operations in selling, general and administrative expenses. Expected amortization expense for the intangible assets with definite useful lives for the remainder of 2007 through 2011 is as follows:

2007 (fourth quarter)	$1,080
2008	4,121
2009	3,690
2010	3,662
2011	3,662

9. DEBT ACQUISITION COSTS

At September 30, 2007 and December 31, 2006, the debt acquisition costs and accumulated amortization was as follows:

	September 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Debt acquisition costs	$14,562	$5,377	7	$14,562	$3,812	7

Amortization of debt acquisition costs was $460 and $1,565 for the three and nine months ended September 30, 2007, respectively, versus $747 and $1,835 for the comparable prior year periods. The amortization of debt acquisition costs is included in interest expense. During 2006, the Company incurred $2,764 of debt acquisition costs related to the funding of $80,000 in additional term debt for the Nevamar acquisition.

10. ACCRUED LIABILITIES

Accrued liabilities consists of:

	September 30, 2007	December 31, 2006
Salaries, wages and employee benefits	$11,588	$11,447
Insurance	—	3,349
Customer rebates	2,489	2,489
Freight	2,778	2,558
Interest	8,993	4,509
Other	7,470	8,257
	$33,318	$32,609

11. DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt consists of:

	September 30, 2007	December 31, 2006
Senior Subordinated Notes, due 2013, face amount $151,000 less discount of $745 at September 30, 2007 and $838 at December 31, 2006, bearing interest at 10.75%	$150,255	$150,162
Senior Secured Term Loan, maturing 2012, bearing interest at September 30, 2007 of 7.95% and 8.12% at December 31, 2006	181,586	189,586
Capitalized lease obligations	45	66
	331,886	339,814
Current portion	(21)	(30)
	$331,865	$339,784

Senior Subordinated Notes (“Notes”)—As part of the Transaction (see note 2), the Company issued its Senior Subordinated Notes on September 30, 2005. Interest is paid semi-annually on the Notes in arrears on April 1 and October 1; interest payments commenced on April 1, 2006. The Notes will mature on October 1, 2013. The Company capitalized a total of $5,420 of financing fees that are being amortized over the life of the Notes. The Notes are guaranteed by all of the Company’s subsidiaries including Nevamar, except Panolam Industries Limited (the Canadian subsidiary). These guarantees are joint and several and full and unconditional.

In May 2007, the Company received a Notice of Default under Indenture from Wells Fargo Bank, Trustee for the Holders of the Notes for not delivering annual financial information and the Compliance Certificate for the fiscal year ended December 31, 2006 by the required due date. Pursuant to the indenture agreement, the Company had sixty days from the date of notice to provide the annual financial information and the Compliance Certificate to the Trustee. In June 2007, the Company supplied the Trustee with the annual financial information and the Compliance Certificate for the fiscal year ended December 31, 2006.

Senior Secured Term Loan and Revolving Credit Facility— The Company has in place a Senior Secured Term Loan and Revolving Credit Facility (the “Credit Facility”) which, as amended, provides for an aggregate committed amount of up to $245,000 consisting of two tranches: a $215,000 term loan and a $30,000 revolving loan. The term and revolver borrowings may be designated as base rate or Eurodollar rate borrowings, as defined in the credit agreement, plus an applicable interest margin. The applicable interest margin on the revolver is reset quarterly based upon certain ratios as defined in the credit agreement. The Company had no revolver borrowings at September 30, 2007 and December 31, 2006. As of September 30, 2007 and December 31, 2006, the Company had letters of credit issued in respect of worker’s compensation claims in an aggregate amount of $4,072 outstanding under the Credit Facility. The term loan portion is for 7 years and the revolving loan portion is for 5 years. The original quarterly repayment amount was $338 with the balance due at September 30, 2012. The Company capitalized $6,378 of financing fees that will be amortized over the life of the loans. Panolam Holdings II Co. and all of the Company’s subsidiaries, except Panolam Industries Limited, guarantee the debt. Substantially all assets are pledged as collateral for the credit facility.

 The repayment of the principal amount of the amended term loan facility was originally scheduled to be paid in quarterly installments of $538 beginning March 31, 2006 with the balance of the principal due on September 30, 2012. During the year ended December 31, 2006 and the nine months ended September 30, 2007, we prepaid long-term debt of approximately $24,539 and $8,000, respectively. As a result of the prepayments made in both 2007 and 2006, the Company is no longer required to make any future quarterly installments until 2012. The interest rate on the term loan facility was 7.95% at September 30, 2007.

The Credit Facility covenants limit the Company’s ability to incur debt, pay dividends, change its capital structure, make guarantees, assume liens, and dispose of assets. These covenants include requirements for the Company to maintain certain leverage and interest coverage ratios. In addition, the covenants impose certain limitations on the amount of consolidated capital expenditures that the Company can make or incur in any fiscal year. The Company was in compliance with its financial covenants, as amended and modified on March 1, 2006, during the first nine months of 2007 and during the year 2006.

The Company obtained a Third Amendment to the Credit Agreement and limited waiver dated March 30, 2007 that allowed the Company to file its 2006 audited financial statements with the Administrative Agent for the Lenders by June 30, 2007. The Company supplied the Administrative Agent for the Lenders with the 2006 audited financial statements on June 11, 2007.

The Company has used the funds under its credit facilities, together with the proceeds from the Notes and the capital contribution (see note 2), to fund the retirement of the Company’s previous First and Second Lien Loans, to repay the shareholders of the Predecessor Company and for working capital requirements, permitted encumbrances, capital expenditures, the Nevamar acquisition and other general corporate purposes.

Under the registration rights agreement between the Company and the initial purchasers of the Notes, the Company was required to file a registration statement registering the exchange of unregistered Notes for new registered notes with the Securities and Exchange Commission by March 29, 2006. The Company was required to pay additional interest on the Notes during the period from March 30, 2006 to the date on which it files the registration statement required by the registration rights agreement. The additional interest rate is 0.25% for the first 90 day period following March 29, 2006 and increases by an additional 0.25% with respect to each subsequent 90 day period that the registration statement is not filed, up to a maximum additional interest rate of 1.00%. From January 1, 2007 to September 30, 2007 the Company accrued additional penalty interest at the rate of 1.00% totaling $1,133. Of the additional penalty interest incurred during this nine month period, $377 was paid in April 2007 and the remaining balance of $756 was due and paid in October 2007. On October 1, 2007, the Company filed the registration statement with the Securities and Exchange Commission and the exchange offer for the Notes commenced on October 24, 2007. As a result, the Company will no longer incur any additional penalty interest beyond the effective date.

At September 30, 2007, future debt principal payments are scheduled as follows:

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	331,841
$331,841

At September 30, 2007, future capital lease payments, including an immaterial amount of interest, are as follows:

2007	$21
2008	24
$45

12. EMPLOYEE BENEFIT PLANS

Canadian Pension Plan—Through October 1998, the Company maintained a defined benefit pension plan covering certain Canadian employees at which time the Company transferred certain participants into a defined contribution plan. The participants remaining in the defined benefit plan subsequent to October 1998 continue to participate in such plan. Assets of the plan are primarily comprised of Canadian and U.S. equity securities and government and corporate bonds.

Nevamar Pension Plan—On July 1, 2002, Nevamar established the Retirement Plan of Nevamar Company, LLC (the “Nevamar Plan”), which is a noncontributory defined benefit pension plan. The Nevamar Plan was established as a result of the spin-off of Nevamar from International Paper Company (“IP”). The Nevamar Plan is intended to provide benefits, which mirror the benefits provided under the Retirement Plan of International Paper (the “IP Pension Plan”) as of June 30, 2002. The Nevamar Plan covers only employees covered under the collective bargaining agreements maintained and negotiated at facilities in Odenton, MD; Hampton, SC; Franklin, VA; and Waverly, VA.

All participants in the Nevamar Plan immediately preceding the spin-off from IP were credited with service under the IP Pension Plan as of June 30, 2002 for the following purposes: eligibility to participate, vesting, benefit accrual and eligibility for early retirement and other subsidies. However, the benefit payable to each participant under the Nevamar Plan was offset by the amount of benefit payable under the IP Pension Plan. For all other participants eligibility begins after the completion of age 21 and the completion of a year of service except for employees at the Franklin location who were eligible immediately upon hire. Normal retirement age is 65. Benefits for each of the applicable locations are based on a formula, as defined in the Nevamar Plan, and length of service. The funding policy is to make the minimum annual contributions required by applicable regulations.

Other Postretirement Benefit Plan—The Company maintains noncontributory life insurance and medical plans that cover all Canadian employees with over 20 years of service.

The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three months ended September 30, 2007 and 2006:

	Pension Plans		Other Post- Retirement Benefits
	Three months ended September 30,
	2007	2006	2007	2006
Service cost	$92	$57	$13	$9
Interest cost	207	130	27	15
Expected return on plan assets	(225)	(121)	—	—
Amortization and foreign currency translation	38	25	—	—
Net periodic benefit cost	$112	$91	$40	$24

The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the nine months ended September 30, 2007 and 2006:

	Pension Plans		Other Post- Retirement Benefits
	Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$219	$187	$31	$34
Interest cost	524	399	62	68
Expected return on plan assets	(563)	(387)	—	—
Amortization and foreign currency translation	113	59	—	—
Net periodic benefit cost	$293	$258	$93	$102

The Company’s investment strategy for pension plan assets includes diversification to minimize interest and market risks, and generally does not involve the use of derivative financial instruments. Plan assets are rebalanced periodically to maintain target asset allocations. Maturities of investments are not necessarily related to the timing of expected future benefit payments, but adequate liquidity to make immediate and medium term benefit payments is ensured.

For the Nevamar Plan, the investment strategy for the year ended December 31, 2006 was to closely match the Canadian plan with equity securities comprising 59%, debt securities 40% and short-term investments 1%.

Contributions—The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $1,633 to its pension plans and $57 to its other postretirement benefit plan in 2007.

Defined Contribution Plans—The Company also sponsors defined contribution plans that are available to substantially all employees. The Company contributes cash amounts, based upon a percentage of employee contributions, ranging from 1% to 3% of the employees’ pay. The amount expensed for the Company match was $368 and $1,107 for the third quarter and first nine months ended September 30, 2007, respectively, versus $252 and $901 for the comparable prior year periods.

13. INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. The Company adopted FASB Interpretation No. 48 on January 1, 2007 and did not recognize a change in its liability for unrecognized tax benefits as a result of implementing FIN 48. At September 30, 2007, the total amount of unrecognized tax benefits including interest, classified as a current liability was approximately $2,393.

The Company includes accrued interest related to unrecognized tax benefits and statutory income tax penalties in its provision (benefit) for income taxes. The total amount of accrued interest reflected in the Company’s condensed consolidated balance sheet was approximately $475 as of September 30, 2007.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as other state and international taxing authorities. The IRS has completed its examinations of the Company’s federal income tax returns for all years through 2004. With few exceptions, the Company is no longer subject to U.S., state and local or non-U.S. income tax examinations by taxing authorities for years before 2002. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities. As of September 30, 2007, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by approximately $2,200 during the next twelve months as a result of statutes expiring and the closure of audits.

The provision for income taxes for the nine months ended 2007 and 2006 was at an effective tax rate of 37.5% and 26.8%, respectively. The increase in the effective tax rate for the nine months of 2007 as compared to the rate for the nine months of 2006 is primarily the result of a cumulative tax effect of the Canadian statutory rate decrease in 2006 and a 2006 increase of the domestic production activities deduction.

14. COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$1,120	$4,241	$4,431	$10,077
Foreign currency translation adjustment	7,271	(30)	16,694	4,475
	$8,391	$4,211	$21,125	$14,552

15. RELATED PARTY TRANSACTION

The Company pays an annual management fee of $1,500 and reimbursement of out of pocket expenses to Genstar Capital LLC and The Sterling Group. During the first nine months ended September 30, 2007, $1,125 was paid and $188 was accrued for management fees at September 30, 2007. During the first nine months ended September 30, 2006, $1,313 was paid and $187 was accrued for management fees at September 30, 2006.

At September 30, 2007 and December 31, 2006, the Company had an intercompany payable to its ultimate parent company, Panolam Holdings Co., of $5,511 and $5,198, respectively, which represents principal and interest related to the junior subordinated notes issued by Panolam Holdings to the sellers of Nevamar. During the first nine months ended September 30, 2007 and 2006, the Company recorded $313 and $100, respectively, of payment-in-kind interest at a fixed interest rate of 8%.

16. STOCK OPTIONS

On September 30, 2005, the Company instituted the Panolam Holdings Co. 2005 Equity Incentive Plan (“Plan”). The compensation committee of the Board of Directors administers this Plan, and at least two non-employee directors must be on the committee. The purpose of the Plan is to attract, retain and motivate the Company’s executives and management employees. The Committee is authorized to approve the grant of any one or a combination of stock options, stock appreciation rights, restricted stock, stock units and cash. On September 30, 2005, the Company granted options to an executive officer and management personnel to purchase 15,556 shares of the Company’s common stock, exercisable at a price of $500 per share. Subsequent to this original grant, 3,111of these options have been forfeited. These options vest ratably over 5 years. The Company’s policy is to issue shares to satisfy stock option exercises.

On October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (as amended), using fair-value based measurement of accounting. Upon adoption, the Company selected the modified prospective method. As a result of adopting SFAS No. 123(R), the Company recognized compensation expense of $361 for the nine months ended September 30, 2007 and $367 for the nine months ended September 30, 2006. Such compensation expense is included in selling, general and administrative expense in the statement of operations. The tax benefit related to this expense was $134 and $147 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, there was $1,591 and $1,837, respectively, of unrecognized compensation expense relating to outstanding options. The amount at September 30, 2007 will be amortized over the remaining vesting period associated with each grant.

Stock option activity as of September 30, 2007 and the related changes that occurred during the nine months then ended is summarized as follows:

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2006	14,528	$500	2,756	$500
Granted	800	750	—
Exercised	—	—	—	—
Forfeited	(1,333)	500	(267)	500
Vested	—	—	2,639	500
Outstanding and expected to vest at September 30, 2007	13,995	$514	5,128	$500

The Company uses the Black-Scholes Merton option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. In determining the fair value of its share-based awards, the Company has assumed no forfeitures and as a result expects the awards to vest ratably over the five year vesting period. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The Company granted 800 stock options at an exercise price of $750 during the first nine months of 2007 that vest ratably over five years and have a weighted average fair value of $332.

Term—This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of 10 years. An increase in the expected term will increase compensation expense.

Volatility—This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatilities are based on implied volatilities from traded options of the Company’s shares, historical volatility of the Company’s shares, and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations. For this specific volatility estimate, the historical stock price volatility of 14 public companies whose lines of business are considered similar to the Company were analyzed, focusing on the stock price trading history of those 14 companies for the four years prior to grant date. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield—The Company has no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate—This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

17. COMMITMENTS AND CONTINGENCIES

The Company is party to litigation matters involving ordinary and routine claims incidental to the business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its examination of such matters, the Company’s ultimate costs with respect to such matters, if any, will not have a material adverse effect on its financial position, results of operations or cash flows.

Environmental—The Company’s Auburn, Maine, facility is subject to a Compliance Order by Consent (“COC”) dated May 5, 1993, issued by the State of Maine Department of Environmental Protection (“DEP”) with regard to unauthorized discharges of hazardous substances into the environment. The Company and the previous owners, named in the COC, are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The previous owners have completed and submitted to the State for its review a risk assessment. The financial obligation of the previous owners to investigate and or remediate is unlimited except with regard to a portion of the land at the Company’s Auburn, Maine, facility, which is capped at $10,000. The Company has recorded a liability of $726 and $749 at September 30, 2007 and December 31, 2006, respectively, for site remediation costs in excess of costs assumed by the previous owners. The Company could incur additional obligations in excess of the amount accrued and the Company’s recorded estimate may change over time.

The Company’s operations and properties are subject to extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, as well as laws relating to worker health and workplace safety. Management is not aware of any exposures, other than those mentioned above, which would require an accrual under SFAS No. 5.

18. SEGMENT INFORMATION

The Company has two reportable segments, decorative laminates and other. Decorative laminates manufactures and distributes decorative laminates, specifically TFM and HPL, for use in a wide variety of residential and commercial indoor surfacing applications. This segment accounted for approximately 89% of the Company’s total revenue for the nine months ended September 30, 2007 and 2006. The Company’s other segment includes the production and marketing of a variety of specialty resins for industrial uses, custom treated and chemically prepared decorative overlay papers and a variety of other industrial laminates. This segment net of the corporate/eliminations accounted for approximately 11% of the Company’s total revenue for the nine months ended September 30, 2007 and 2006. The amount of net sales reflected in the corporate/eliminations column in the tables below primarily represents the elimination of the intercompany sales of the other segment to the decorative laminates segment.

The Company uses the following information, among other data, in evaluating the performance of each segment:

	As of September 30, 2007 and for the Three Months Ended September 30, 2007
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$93,883	$14,394	$(2,674)	$105,603
Gross profit	21,680	587	—	22,267
Income (loss) from operations	15,376	443	(5,611)	10,208
Depreciation and amortization expense	5,608	813	729	7,150
Capital expenditures	334	578	—	912
Total assets	410,166	58,494	127,368	596,028

	Three Months Ended September 30, 2006
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$115,200	$15,626	$(3,134)	$127,692
Gross profit	26,284	2,552	—	28,836
Income (loss) from operations	20,404	1,522	(6,702)	15,224
Depreciation and amortization expense	5,452	484	708	6,644
Capital expenditures	1,512	2,587	(25)	4,074

	As of September 30, 2007 and for the Nine Months Ended September 30, 2007
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$293,990	$44,155	$(8,369)	$329,776
Gross profit	66,911	5,374	—	72,285
Income (loss) from operations	47,504	3,916	(18,584)	32,836
Depreciation and amortization expense	16,478	1,787	2,162	20,427
Capital expenditures	3,135	5,001	137	8,273
Total assets	410,166	58,494	127,368	596,028

	Nine Months Ended September 30, 2006
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$315,813	$45,282	$(7,023)	$354,072
Gross profit	69,742	8,534	—	78,276
Income (loss) from operations	52,958	5,615	(19,741)	38,832
Depreciation and amortization expense	15,104	1,424	2,107	18,635
Capital expenditures	2,743	5,840	159	8,742

Net sales by geographic area for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
United States	$88,605	$109,116	$277,340	$297,075
Canada	15,785	17,529	48,492	53,427
Other	1,213	1,047	3,944	3,570
	$105,603	$127,692	$329,776	$354,072

No single customer accounted for more than 10% of the Company’s consolidated net sales for any of the above periods.

Long-lived assets by geographic area were as follows:

	September 30, 2007	December 31, 2006
United States	$364,924	$368,609
Canada	101,483	91,688
	$466,407	$460,297

19. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Notes issued September 30, 2005 by Panolam Industries International, Inc. are guaranteed by Panolam Industries, Inc., Pioneer Plastics Corporation and Nevamar Holding Corp. Supplemental consolidating condensed financial statements for the parent company, subsidiary guarantors and the non-guarantor are presented below. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets September 30, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$17,902	$(1,473)	$1,967	$—		$18,396
Accounts receivable, net	2,328	24,096	3,269	—		29,693
Inventories	—	56,449	10,385	—		66,834
Other current assets	12,300	1,699	699	—		14,698
Total current assets	32,530	80,771	16,320	—		129,621
Property, plant and equipment, net	2,580	175,393	91,851	—		269,824
Goodwill	12,060	61,494	28,668	—		102,222
Intangible assets, net	39,717	34,570	9,580	—		83,867
Debt acquisition costs, net	9,185	—	—	—		9,185
Other assets	35	1,222	52	—		1,309
Investment in subsidiaries	639,591	—	—	(639,591	)(a)	—
Total	$735,698	$353,450	$146,471	$(639,591)		$596,028
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$246	$14,396	$3,488	$—		$18,130
Accrued liabilities	17,860	13,512	1,946	—		33,318
Current portion of long-term debt	—	21	—	—		21
Other current liabilities	620	—	1,324	—		1,944
Total current liabilities	18,726	27,929	6,758			53,413
Long-term debt, less current portion	331,841	24	—	—		331,865
Deferred income taxes	62,125	—	25,013	—		87,138
Due to Panolam Holdings Co.	5,511	—	—	—		5,511
Other liabilities	—	3,724	3,950	—		7,674
Intercompany (receivable) payable	61,398	(56,293)	(5,105)	—		—
Total liabilities	479,601	(24,616)	30,616	—		485,601
Total stockholder’s equity	256,097	378,066	115,855	(639,591	)(a)	110,427
Total	$735,698	$353,450	$146,471	$(639,591)		$596,028

(a)          Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets December 31, 2006
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$8,544	$(3,550)	$5,855	$—		$10,849
Accounts receivable, net	1,431	19,051	1,623	—		22,105
Inventories	—	53,404	8,455	—		61,859
Other current assets	14,495	1,306	831	—		16,632
Total current assets	24,470	70,211	16,764	—		111,445
Property, plant and equipment, net	1,987	179,353	83,411	—		264,751
Goodwill	12,060	61,494	24,510	—		98,064
Intangible assets, net	41,670	35,665	8,277	—		85,612
Debt acquisition costs, net	10,750	—	—	—		10,750
Other assets	31	1,089	—	—		1,120
Investments in subsidiaries	586,555	—	—	(586,555	)(a)	—
Total	$677,523	$347,812	$132,962	$(586,555)		$571,742
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$324	$9,229	$1,834	$—		$11,387
Accrued liabilities	16,467	14,852	1,290	—		32,609
Current portion of long-term debt	—	30	—	—		30
Other current liabilities	3,559	—	772	—		4,331
Total current liabilities	20,350	24,111	3,896			48,357
Long-term debt, less current portion	339,748	36	—	—		339,784
Deferred income taxes	57,043	—	24,374	—		81,417
Due to Panolam Holdings Co.	5,198	—	—	—		5,198
Other liabilities	—	4,237	3,808	—		8,045
Intercompany (receivable) payable	20,534	(22,734)	2,200	—		—
Total liabilities	442,873	5,650	34,278	—		482,801
Total stockholder’s equity	234,650	342,162	98,684	(586,555	)(a)	88,941
Total	$677,523	$347,812	$132,962	$(586,555)		$571,742

(a)          Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$87,374	$20,903	$(2,674)	$105,603
Cost of goods sold	—	66,834	19,176	(2,674)	83,336
Gross profit	—	20,540	1,727	—	22,267
Selling, general and administrative expenses	4,851	6,125	1,083	—	12,059
Income (loss) from operations	(4,851)	14,415	644	—	10,208
Interest expense	8,524	1	—	—	8,525
Interest income	(116)	—	(33)	—	(149)
Income (loss) before income taxes (benefit) and equity in net income of subsidiaries	(13,259)	14,414	677	—	1,832
Income taxes (benefit)	3,223	—	(2,511)	—	712
Income (loss) before equity in net income of subsidiaries	(16,482)	14,414	3,188	—	1,120
Equity in net income of subsidiaries	17,602	—	—	(17,602)	—
Net income	$1,120	$14,414	$3,188	$(17,602)	$1,120

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2006
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$105,376	$25,450	$(3,134)	$127,692
Cost of goods sold	—	80,272	21,718	(3,134)	98,856
Gross profit	—	25,104	3,732	—	28,836
Selling, general and administrative expenses	5,980	6,502	1,130	—	13,612
Income (loss) from operations	(5,980)	18,602	2,602	—	15,224
Interest expense	9,107	2	—	—	9,109
Interest income	(104)	(3)	(114)	—	(221)
Income (loss) before income taxes (benefit) and equity in net income of subsidiaries	(14,983)	18,603	2,716	—	6,336
Income taxes (benefit)	991	—	1,104	—	2,095
Income (loss) before equity in net income of subsidiaries	(15,974)	18,603	1,612	—	4,241
Equity in net income of subsidiaries	20,215	—	—	(20,215)	—
Net income	$4,241	$18,603	$1,612	$(20,215)	$4,241

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$273,844	$64,301	$(8,369)	$329,776
Cost of goods sold	—	207,478	58,382	(8,369)	257,491
Gross profit	—	66,366	5,919	—	72,285
Selling, general and administrative expenses	17,094	19,434	2,921	—	39,449
Income (loss) from operations	(17,094)	46,932	2,998	—	32,836
Interest expense	26,198	3	—	—	26,201
Interest income	(329)	—	(127)	—	(456)
Income (loss) before income taxes (benefit) and equity in net income of subsidiaries	(42,963)	46,929	3,125	—	7,091
Income taxes (benefit)	5,642	—	(2,982)	—	2,660
Income (loss) before equity in net income of subsidiaries	(48,605)	46,929	6,107	—	4,431
Equity in net income of subsidiaries	53,036	—	—	(53,036)	—
Net income	$4,431	$46,929	$6,107	$(53,036)	$4,431

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2006
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$285,601	$75,494	$(7,023)	$354,072
Cost of goods sold	—	219,019	63,800	(7,023)	275,796
Gross profit	—	66,582	11,694	—	78,276
Selling, general and administrative expenses	19,019	18,626	1,799	—	39,444
Income (loss) from operations	(19,019)	47,956	9,895	—	38,832
Interest expense	25,585	4	—	—	25,589
Interest Income	(320)	(17)	(182)	—	(519)

Income (loss) before income taxes and equity in net income of subsidiaries	(44,284)	47,969	10,077	—	13,762
Income taxes	2,581	—	1,104	—	3,685
Income (loss) before equity in net income of subsidiaries	(46,865)	47,969	8,973	—	10,077
Equity in net income of subsidiaries	56,942	—	—	(56,942)	—
Net income	$10,077	$47,969	$8,973	$(56,942)	$10,077

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income	$4,431	$46,929	$6,107	$(53,036)	$4,431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,163	12,587	5,677		20,427
Deferred income tax (benefit)	7,356	—	(3,543)		3,813
Amortization of debt acquisition costs	1,565	—	—		1,565
Stock option expense	361	—	—		361
Equity in net income of subsidiaries	(53,036)			53,036	—
Other	(263)	(73)	188		(148)
Changes in operating assets and liabilities:
Accounts receivable	(897)	(5,045)	(1,405)		(7,347)
Inventories	—	(3,045)	(496)		(3,541)
Other current assets	2,210	(803)	260		1,667
Accounts payable and accrued liabilities	1,315	3,617	1,832		6,764
Income taxes payable	(5,229)	411	481		(4,337)
Intercompany receivable/payable, net	57,519	(44,584)	(12,935)		—
Other	—	(303)	(504)		(807)
Net cash provided by (used in) operating activities	17,495	9,691	(4,338)	—	22,848
Cash flows from investing activities:
Purchases of property, plant and equipment	(137)	(7,593)	(543)		(8,273)
Net cash used in investing activities	(137)	(7,593)	(543)	—	(8,273)
Cash flows from financing activities:
Repayment of long-term debt	(8,000)	(21)	—		(8,021)
Payment of debt acquisition costs	—	—	—		—
Net cash used in financing activities	(8,000)	(21)	—	—	(8,021)
Effect of exchange rate changes on cash	—	—	993	—	993
Net change in cash and cash equivalents	9,358	2,077	(3,888)	—	7,547
Cash and cash equivalents—beginning of period	8,544	(3,550)	5,855	—	10,849
Cash and cash equivalents—end of period	$17,902	$(1,473)	$1,967	$—	$18,396

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2006
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income	$10,077	$47,969	$8,973	$(56,942)	$10,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,108	10,977	5,550		18,635
Deferred income (benefit)	(4,945)	—	(842)		(5,787)
Amortization of debt acquisition costs	1,835	—	—		1,835
Stock option expense	367	—	—		367
Equity in net income of subsidiaries	(56,942)			56,942	—
Other	(1,758)	295	45		(1,418)
Changes in operating assets and liabilities:
Accounts receivable	1,692	(2,952)	274		(986)
Inventories	—	(2,512)	(410)		(2,922)
Other current assets	(96)	152	58		114
Accounts payable and accrued liabilities	5,633	(2,496)	490		3,627
Income taxes payable	7,183	217	1,677		9,077
Intercompany receivable/payable, net	57,052	(46,137)	(10,915)		—
Other	—	(212)	(595)		(807)
Net cash provided by operating activities	22,206	5,301	4,305	—	31,812
Cash flows from investing activities:
Acquisition, net of acquired cash	(77,690)	—	—		(77,690)
Purchases of property, plant and equipment	(159)	(8,066)	(517)		(8,742)
Net cash used in investing activities	(77,849)	(8,066)	(517)	—	(86,432)
Cash flows from financing activities:
Repayment of long-term debt	(23,077)	(9)	—		(23,086)
Proceeds from long-term debt	80,000	—	—		80,000
Proceeds from revolving credit facility	5,000	—	—		5,000
Payment of debt acquisition costs	(2,855)	—	—		(2,855)
Net cash provided by (used in) financing activities	59,068	(9)	—	—	59,059
Effect of exchange rate changes on cash	—	—	31	—	31
Net change in cash and cash equivalents	3,425	(2,774)	3,819	—	4,470
Cash and cash equivalents—beginning of period	10,149	(3,976)	700	—	6,873
Cash and cash equivalents—end of period	$13,574	$(6,750)	$4,519	$—	$11,343

*            *            *            *            *

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted)

You should read this discussion and analysis in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2007 and the notes to those condensed consolidated financial statements included elsewhere in this Form 10-Q. The statements in the discussion and analysis regarding our expectations for the performance of our business, our liquidity and capital resources and the other non-historical statements in the discussion and analysis are forward looking statements. Our actual results may differ from those contained in or implied by the forward-looking statements.

Overview

We are a leading designer, manufacturer and distributor of decorative laminates in the United States and Canada. Our products, which are marketed under the Panolam, Pluswood, Nevamar and Pionite brand names, are used in a wide variety of commercial and residential indoor surfacing applications, including kitchen and bath cabinets, furniture, store fixtures and displays, and other specialty applications. We also market other decorative laminates including FRL, a fiber reinforced laminate product. In addition to decorative laminates, we manufacture and distribute industrial laminate products, including Conolite and Panolam FRP, a fiber reinforced product. We also produce and market a selection of specialty resins for industrial uses, such as powdered paint, adhesives and melamine resins for decorative laminate production, custom treated and chemically prepared decorative overlay papers for the HPL and TFM industry, and a variety of other industrial laminate products such as aircraft cargo liners and bowling lanes.

We are the only vertically integrated North American manufacturer of both thermally-fused melamine, or TFM, and high pressure laminates, or HPL, and we design, manufacture and distribute our products throughout our principal markets. For the year ended December 31, 2006 and for the nine months ended September 30, 2007 we generated net sales of $460.1 million and $329.8 million, respectively. During these periods, our decorative laminates products comprised approximately 89% of our net sales. For additional information regarding our results of operations by segment for the three and nine months ended September 30, 2007 and 2006, please see note 18 to our unaudited financial statements.

We offer an array of decorative and industrial laminate products from premium to commodity grades at a broad range of prices. HPL, TFM, fiber reinforced laminate, or FRL, Leatherlam, fiber reinforced plastic, or FRP, and our engineered laminates are utilized as durable and economical look-alike substitutes for natural surfacing materials such as wood, stone and ceramic. HPL is used in surfacing applications requiring greater surface wear and impact resistance than applications using TFM. FRL, a proprietary product, is used in surfacing applications requiring greater surface wear, impact resistance and fire prevention than applications using HPL. FRP is used in building, trucking and recreational, or RV, markets. A typical customer or end user of decorative overlays might utilize HPL, TFM, FRL, FRP or Leatherlam for different surfaces of the same project. Our TFM products consist of a custom palette of over 160 colors, patterns and wood grains. Our HPL products consist of a custom palette of approximately 400 colors, patterns and wood grains.

We market and distribute our decorative laminate products through a geographically diverse network of over 300 distributors. For many of our distributors, we are their exclusive supplier of decorative laminates, HPL, TFM or both. In addition, we sell to over 700 national and regional original equipment manufacturers, or OEMs, who buy proprietary designs and customized versions of our products directly. Our products are supported by a dedicated in-house sales force and customer service team.

Results of Operations

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006

Net Sales

Net sales were $105.6 million and $329.8 million in the three and nine months ended September 30, 2007 compared to $127.7 million and $354.1 million for the same periods in 2006, a decrease of approximately 17% in the third quarter and 7% in the nine month period. Sales for the nine months ended September 30, 2007 reflect Nevamar sales for the entire nine month period; whereas for the nine months ended September 30, 2006, the operating results for Nevamar, which was acquired on March 1, 2006, are included for the post-acquisition period only. Including the Nevamar sales in 2006 through March 1, 2006 with our 2006 sales would result in a number $33.1 million, or approximately 15%, higher than our sales for the nine months ended September 30, 2007. The decrease in sales is primarily attributable to lower Thermally-Fused Melamine (“TFM”) sales resulting from the well-publicized slowdown in the residential housing market and the closing of two Nevamar TFM manufacturing facilities, one in Chino, California in June 2006 and one in Tarboro, North Carolina in February 2007. In addition, in 2007 we have experienced increased pricing pressure with respect to our TFM and HPL products. If we continue to experience similar price competition, our net sales growth could continue to decline, which could have a material adverse effect on our results of operations.

Sales of decorative laminates were $93.9 million and $294.0 in the three and nine months ended September 30, 2007 compared to $115.2 million and $315.8 million for the same periods in 2006. Sales of decorative laminates, which includes both TFM and HPL (approximately 89% of net sales), decreased approximately 19% and 7% in the three and nine month periods, respectively. However, increasing our 2006 sales by the amount of Nevamar sales for January and February 2006, would indicate that sales of decorative laminates declined by approximately 16% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Sales of other products, net of the intercompany sales eliminations, principally specialty resins, decorative overlay papers and industrial laminates, were $11.7 million and $35.8 million in the three and nine months ended September 30, 2007 compared to $12.5 million and $38.3 million for the three and nine months ended September 30, 2006. Other product sales (approximately 11% of net sales) decreased approximately 6% and 7% in the three and nine month periods, respectively. For the nine months ended September 30, 2007, specialty resins accounted for approximately 5% of our total sales, while industrial and other specialty laminates, and decorative overlay papers accounted for approximately 3% and 1% of our sales, respectively.

The adverse sales environment in 2007 has been largely the result of the slowdown in residential construction, both for new construction and renovations of existing construction and, to a lesser extent, increasing softness in our commercial business. We expect the current environment to continue, or perhaps become more challenging, at least for the remainder of the year.

Gross Profit

The gross profit margin as a percentage of net sales remained relatively constant at approximately 22% in the three and nine months ended September 30, 2007 as compared to the same periods in 2006. Our gross profit margin for the nine months ended September 30, 2007 was positively affected by cost savings related to the restructuring of Nevamar, many of which were implemented in 2006. These cost savings included headcount reduction, consolidation of manufacturing operations and other synergies realized through the consolidation of the operations of Panolam and Nevamar. These cost synergies were partially offset in 2007 by rising costs related to energy and raw materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which primarily consist of sales and marketing expenses, were $12.1 million and $39.4 million in the three and nine months ended September 30, 2007 compared to $13.6 million and $39.4 for the same periods in 2006. Including Nevamar’s selling, general and administrative expenses in 2006 through March 1, 2006 with our 2006 selling, general and administrative expenses would result in a number $5.1 million, or approximately 11%, higher than our selling, general and administrative expenses for the nine months ended September 30, 2007. The decrease in selling, general and administrative expenses in the three and nine months ended September 30, 2007 is primarily attributable to the cost savings related to the restructuring of Nevamar which included headcount reduction, consolidation of the sales and marketing functions and other synergies realized through the consolidation of the operations of Panolam and Nevamar. As a percentage of net sales, selling, general and administrative expenses were 12% in the nine months ended September 30, 2007 and approximately 11% in the nine months ended September 30, 2006.

Interest Expense

Interest expense, which includes the amortization of debt acquisition costs, was $8.5 million and $26.2 million for the three and nine months ended September 30, 2007 compared to $9.1 million and $25.6 million for the same periods in 2006. The decrease in interest expense in the three months ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to term debt prepayments made in both 2006 and 2007. The increase in interest expense for the nine months ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to higher interest rates and higher average debt levels. The higher average debt levels in 2007 are primarily attributable to the additional term debt borrowings related to the Nevamar acquisition.

Income Taxes

Income tax provision in the nine months ended September 30, 2007 was $2.7 million as compared to a tax provision of $3.7 million for the same period in 2006. The effective tax rate in the first nine months of 2007 was 37.5% compared to 26.8% for the first nine months of 2006. The increase in the effective tax rate for the first nine months of 2007 as compared to the rate for the first nine months of 2006 is primarily the result of a cumulative tax effect of the Canadian statutory rate decrease in 2006 and a 2006 increase of the domestic production activities deduction. We expect our effective tax rate for 2007 to be approximately 37%.

Net Income

Net income for the three months ended September 30, 2007 was $1.1 million compared to $4.2 million for the three months ended September 30, 2006, a decrease of approximately 74%. The decrease in net income is primarily attributable to lower net sales in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, which were partially offset by decreases in the cost of goods sold, selling, general and administrative expenses, interest expense and income taxes in the three months ended September 30, 2007.

Net income for the nine months ended September 30, 2007 was $4.4 million compared to $10.1 million for the nine months ended September 30, 2006, a decrease of approximately 56%. The decrease in net income is primarily attributable to lower net sales and higher interest expense in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, which were partially offset by decreases in the cost of goods sold and income taxes in the nine months ended September 30, 2007.

Liquidity and Capital Resources

We require working capital to reinvest in the business and to repay or continue prepaying our indebtedness. We expect that the largest portion of our capital expenditure budget for 2007 will be related to modifications at our Morristown, Tennessee facility to facilitate production of Fiber Reinforced Plastics, or FRP, at that location. We anticipate total capital expenditures of approximately $10.0 million in 2007 (60% of which is related to our Morristown, Tennessee facility) of which $1.3 million is expected to be incurred in the fourth quarter and approximately $8.0 million is expected to be incurred in 2008.

The principal sources of cash to fund our liquidity needs are (i) cash provided by operating activities and (ii) cash provided by borrowings under our senior credit facility. Restrictive covenants in our debt agreements restrict our ability to pay dividends and make other distributions. Specifically, our senior credit facility restricts us from making payments of dividends or distributions, including to Panolam Holdings, subject to certain exceptions. Under certain circumstances we are permitted to pay dividends or distributions from our consolidated excess cash flow provided that, after giving effect to such dividend or distribution, we have a consolidated leverage ratio (calculated as a ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in our senior credit facility) as of the last day of any fiscal quarter) not exceeding 3.75 to 1.00. Our senior credit facility also requires us to maintain a maximum consolidated leverage ratio (5.50 to 1.00 as of the end of each quarter ending during fiscal year 2007) that decreases over time and to limit the amount of our capital expenditures in any fiscal year. As of December 31, 2006 our consolidated leverage ratio was 4.28 to 1.00 and as of September 30, 2007 our consolidated leverage ratio was 4.46 to 1.00.

The indenture governing our senior subordinated notes also restricts us from making payments of dividends or distributions, subject to certain exceptions, unless, among other things, all such payments are less than 50% of our consolidated net income for the period from October 1, 2005 to the most recently ended fiscal quarter at the time of the payment.

When cash generated from our operations is sufficient, we may apply portions of our excess cash towards the repayment of our long-term debt. In the year ended December 31, 2006 and the nine months ended September 30, 2007, we prepaid long-term debt of approximately $24.5 million and $8.0 million, respectively. For additional information see note 11 to our unaudited financial statements.

Analysis of Cash Flows and Working Capital

Cash provided by operating activities was $22.8 million in the nine months ended September 30, 2007 compared to $31.8 million in the nine months ended September 30, 2006. The decrease in cash flow related primarily to a decrease in net income and a higher increase in the non-cash components of working capital compared to the nine months of 2006, all of which was partially offset by an increase in non-cash expenses including depreciation and amortization and deferred taxes.

Cash used in investing activities was $8.3 million for nine months ended September 30, 2007 compared to $86.4 million in the nine months ended September 30, 2006. The decrease in cash used in investing activities in 2007 as compared to 2006 is primarily related to cash expended for the Nevamar acquisition of $77.7 million in 2006 and to a decrease in capital spending of $0.4 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Total capital spending for the nine months ended September 30, 2007 was $8.3 million compared to $8.7 million for the same period in 2006.

Cash used in financing activities was $8.0 million for the nine months ended September 30, 2007 compared to a cash inflow of $59.1 million in the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the cash used in financing activities resulted primarily from $8.0 million in term debt prepayments. During the nine months ended September 30, 2006, cash provided by financing activities resulted from the additional term debt borrowings of $80.0 million, which we used to fund the Nevamar acquisition. For the first nine months of 2006, the cash from the additional term debt borrowings and $5.0 million in revolver borrowings was offset in part by debt acquisition cost of $2.8 million and term debt repayments of $23.1 million.

We expect to fund ongoing operations through cash generated by operations and borrowings under our revolving credit facility. Our senior credit facility, which became effective on September 30, 2005,

initially consisted of a $135.0 million senior secured single draw seven-year term loan facility, and a $20.0 million senior secured five-year revolving credit facility, of which $2.5 million was drawn down on September 30, 2005, and repaid in October 2005. In March 2006, the term loan was increased to $215.0 million and the revolving credit facility was increased to $30.0 million. We prepaid $24.5 million of the term loan in 2006 and $8.0 in the nine months ended September 30, 2007.

Borrowings under our senior credit facility bear interest at our option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The interest rates on borrowings under our revolving credit facility are subject to adjustment based on a leveraged-based pricing. At September 30, 2007 and at December 31, 2006, the interest rate on the term loan facility was at annual rates of 7.95% and 8.12%, respectively. Our senior credit facility requires us to meet a maximum total leverage ratio, a minimum interest coverage ratio and an annual maximum capital expenditures limitation, which were 5.50, 1.90 and $11.4 million (including a $2.4 million carryover from 2006) at September 30, 2007, respectively. In addition, the senior credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate.

The indenture governing our senior subordinated notes also contains a number of covenants that restrict our ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock, pay dividends or make other equity distributions, repurchase or redeem capital stock, make investments or other restricted payments, sell assets or consolidate or merge with or into other companies, the ability of our restricted subsidiaries to make dividends or distributions to us or our ability to engage in transactions with affiliates and create liens. Future principal debt payments are expected to be paid with cash flow generated by operations and borrowings under our revolving credit facility.

On November 23, 2007 we closed an exchange offer for our senior subordinated notes. In the exchange offer, we exchanged $151.0 million aggregate principal amount of our senior subordinated notes that are registered under the Securities Act of 1933 for $151.0 million of our senior subordinated notes that were not registered under the Securities Act of 1933.

Our ability to make scheduled payments and additional prepayments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations, available cash and short-term investments, together with borrowings available under our senior credit facility, will be adequate to meet our future liquidity needs over the next 12 months. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

In April 2005, we contracted to build an addition to our Morristown, Tennessee facility for an expansion of our industrial and engineered laminates line. Construction began in the third quarter 2005 and the project is expected to come on line by the middle part of the fourth quarter of 2007. Total capital expenditures for this project were approximately $5.6 million in 2005 and $8.6 million in 2006. Expenditures related to this project are expected to be approximately $6.0 million in 2007, of which $4.7 million was incurred by September 30, 2007.

Off Balance Sheet Obligations

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Regulatory Compliance

We are subject to federal, state, local and foreign (Canadian) laws, regulations and ordinances pertaining, among other things, to the quality and the protection of the environment and human health and safety and that require us to devote substantial time and resources in an effort to maintain continued compliance. There can be no assurance that judicial or administrative proceedings seeking penalties or injunctive relief will not be brought against us for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which we are currently unaware. In addition, changes to such regulations or the enactment of new regulations in the future could require us to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital requirements, operating expenses and other costs associated with compliance. We believe we have adequately provided for costs related to our ongoing obligations with respect to known environmental liabilities. Such expenditures related to environmental liabilities during the year ended December 31, 2006 did not have a material effect on our financial condition or cash flows. Such expenditures are related to the costs to maintain general compliance at our facilities. The majority of the costs include staffing and training expenses, permitting and emission based fees, testing and analytical fees and waste disposal fees.

Our Auburn, Maine facility is subject to a Compliance Order by Consent, or COC, dated May 5, 1993, issued by the State of Maine Department of Environmental Protection, or DEP, with regard to unauthorized discharges of hazardous substances into the environment. We, along with the previous owners, are named in the COC, and are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The nature and extent of remediation has not yet been determined. The financial obligation of the previous owners to investigate and/or remediate is unlimited except with regard to a portion of the land at our Auburn, Maine facility, which is capped at $10.0 million. We have recorded a liability of $0.7 million at September 30, 2007 and December 31, 2006 for site remediation costs in excess of costs assumed by the previous owners. We could incur additional obligations in excess of the amount accrued and our recorded estimate may change over time.

Legal Proceedings

During 2006, Nevamar was named a defendant in numerous workers compensation claims filed on behalf of current and former employees at the Hampton, South Carolina facility alleging injury in the course of employment due to alleged exposure to asbestos and unidentified chemicals. Under the ownership of Westinghouse Electric Corporation, the Hampton, South Carolina facility manufactured asbestos-based products until approximately 1975. In 2004 and 2005, Nevamar, Westinghouse and International Paper settled 10 workers compensation claims related to alleged asbestos exposure. Under a 2005 agreement with International Paper, Nevamar’s liability for workers compensation claims related to alleged exposure to asbestos brought by employees hired before July 1, 2002, is capped at 15% of any damages it shares with International Paper until Nevamar has paid an aggregate of $700,000, at which point we have no responsibility for any additional shared damages. Employees hired by Nevamar after July 1, 2002 and who file claims related to alleged exposure to asbestos are not covered by this indemnity agreement.

As of September 30, 2007, 299 workers’ compensation claims have been filed alleging injury due to exposure to asbestos and unidentified chemicals of which approximately 195 claimants are current Nevamar employees. Approximately 8 of the 299 claimants were hired by Nevamar after July 1, 2002. We believe these claims are occupational disease claims and such claims are non-compensable under current South Carolina law until a claimant can demonstrate a wage-loss disability. We believe that the 195 claimants who are current employees cannot demonstrate a wage-loss disability and therefore these claims should be dismissed. We have received very limited information from claimants regarding these claims and the Company is unable to estimate at this time the amount or range of potential loss, if any, which may result if the outcome of any of the cases described above were unfavorable and the amount of indemnification available were inadequate to cover such losses.

We are party to other litigation matters involving ordinary and routine claims incidental to the business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, our ultimate costs with respect to such matters, if any, will not have a material adverse effect on our business, financial condition, or results of operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition. The words “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties.

In particular, our business might be affected by uncertainties affecting the decorative overlay industry and construction industry generally as well as the following, among other factors:

•                  general economic, financial and political conditions, including downturns affecting the decorative overlay or construction industries;

•                  changes in consumer preferences and discretionary spending;

•                  increases in raw material costs, including oil prices, which in some instances may not be passed on to customers;

•                  availability of raw materials and other commodities used to produce our products;

•                  competitive pressures, including new product developments or changes in competitors’ pricing;

•                  our ability to manage our growth and expansion, including recent acquisitions and any acquisitions we might undertake in the future;

•                  our ability to develop innovative new products;

•                  our ability to generate cash flows to service our substantial indebtedness and invest in the operation of our business;

•                  limitations and restrictions on the operation of our business contained in the documents governing our indebtedness;

•                  our dependence upon our key executives and other key employees;

•                  possible environmental liabilities resulting from our use of toxic or hazardous materials in connection with our manufacturing operations;

•                  our ability to protect our intellectual property rights, brands and proprietary technology;

•                  fluctuations in exchange rates between the U.S. and Canada; and

•                  our ability to effectively and efficiently implement internal control procedures that are compliant with Section 404 of the Sarbanes Oxley Act of 2002 in a timely fashion and the possibility of increased operating costs associated with making any necessary changes.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward looking statements include those discussed under “Risk Factors” included in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 22, 2007. All forward-looking statements are based upon information available to us on the date of this report, and we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in general economic conditions and interest rate fluctuations. In the normal course of business, we also have foreign currency risks associated with our Canadian operations. There is also risk related to commodity price changes for items such as particleboard, medium density fiber-board, or MDF, and raw paper. In addition, we have exposure to changes in energy related costs for natural gas, heating oil and electricity. Many of the resins and chemicals used to produce our resins are petroleum based and therefore subject to the same market fluctuations as energy costs. We are also subject to surcharges by trucking companies due to the increased fuel costs. We employ established purchasing policies and procedures to manage our exposure to these risks. We do not utilize derivative financial instruments for trading, speculative or other purposes.

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow and to lower overall borrowing cost.

Interest margins are outlined in our senior credit facility and total interest rates can fluctuate based on market rates. Based on the average outstanding amount of our variable rate indebtedness at September 30, 2007, a 10% change in the interest rates at September 30, 2007 would have the effect of increasing or decreasing interest expense by approximately $1.5 million. The potential impact of any interest rate change would also be affected by utilization of the revolving credit facility. At September 30, 2007, there were no borrowings outstanding under our revolving credit facility.

The amounts paid and accrued through the end of the accounting period are included in interest expense. Interest expense also includes the amortization of debt acquisition costs.

Foreign Currency Exchange Risk

We have a Canadian subsidiary, Panolam Industries, Ltd., that has a manufacturing facility in Canada that sells to both Canadian and U.S. customers and purchases from both Canadian and U.S. suppliers. The Canadian subsidiary’s sales tend to be evenly split between U.S. and Canadian customers but shift depending on market demand; however, a greater percentage of raw materials purchases are in local currency. As a result, when the Canadian dollar strengthens, expenses increase as a percent of sales when reported in U.S. dollars. Conversely, when the Canadian dollar weakens it has the opposite effect. At the same time the Canadian foreign exchange rate fluctuations require revaluation of the Canadian subsidiary’s balance sheet resulting in foreign currency translation exchange gains or losses being charged or credited to other comprehensive income or (loss) on the balance sheet. We do not enter into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk.

During the year ended December 31, 2006, we recorded ($0.1) million income related to net foreign exchange transaction and revaluation adjustments, a decrease of $0.1 million over the same period last year. At December 31, 2006, we had approximately $0.3 million of unfavorable foreign currency translation adjustments and at September 30, 2007 we had approximately $9.3 million of favorable foreign currency translation adjustments included in stockholder’s equity. There can be no assurances that the Canadian foreign exchange rate will not fluctuate adversely in the future and the potential risk for translation losses is not quantifiable.

Credit Concentration Risk

We sell HPLs and TFMs to various distributors and OEMs; and we extend credit to our customers based on an evaluation of their financial condition. We review our trade accounts receivable balances for collectibility whenever events and circumstances indicate that the carrying amount may not be collectible and provides currently for any unrealizable amounts.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

This interim quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Beginning with our Annual Report for our fiscal year ending December 31, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting. This report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. Our Annual Report for fiscal year ending December 31, 2008 must also contain a statement that our independent registered public accounting firm has issued attestation reports on management’s assessment of such internal controls and on the effectiveness of internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s S-4 filed on October 1, 2007.

Item 6. Exhibits —

EXHIBIT NUMBER	EXHIBIT TITLE
10.1

Employment Agreement dated September 19, 2007 between Panolam Industries International, Inc. and Vincent S. Miceli. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed by Panolam Industries International, Inc. on October 1, 2007).

10.2

Employment Agreement dated September 19, 2007 between Panolam Industries International, Inc. and Stephen C. Feuring. (incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed by Panolam Industries International, Inc. on October 1, 2007).

10.3

Employment Agreement dated September 19, 2007 between Panolam Industries International, Inc. and Jeffrey M. Muller. (incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed by Panolam Industries International, Inc. on October 1, 2007).

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Financial Officer (Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)

Date:                    December 10, 2007