Form 10-K
period 2007-12-31
PANOLAM INDUSTRIES INTERNATIONAL INC
filed 2008-03-31
CIK 1086385

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-78569

PANOLAM INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2064043 (I.R.S. Employer Identification No.)
20 Progress Drive, Shelton, Connecticut (Address of Principal Executive Offices)	06484 (Zip Code)
(203) 925-1556 Registrant's Telephone Number, Including Area Code:

         Securities Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

         Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule-405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         As of June 30, 2007, there was no established public trading market for the shares of the registrant's common stock and no shares of common stock were held by non-affiliates of the registrant.

         The number of shares outstanding of the registrant's common stock as of March 28, 2008, was 200.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

FORM 10-K

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and strategy. The words "may," "might," "will," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions are intended to identify forward-looking statements and information although not all forward-looking statements include these identifying words. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties.

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

  •
  competitive pressures, including new product developments or changes in competitors' pricing;

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed under "Item 1A—Risk Factors." All forward-looking statements are based upon information available to us on the date of this Form 10-K, and we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

General

        Panolam Industries International, Inc., a Delaware corporation organized in 1997, is a leading designer, manufacturer and distributor of decorative laminates in the United States and Canada. Our products, which are marketed under the Panolam, Pluswood, Nevamar and Pionite brand names, are used in a wide variety of commercial and residential indoor surfacing applications, including kitchen and bath cabinets, furniture, store fixtures and displays, and other specialty applications. We also market other decorative laminates including FRL, a fiber reinforced laminate product. In addition to decorative laminates, we manufacture and distribute industrial laminate products, including Conolite and Panolam FRP, a fiber reinforced product. We also produce and market a selection of specialty resins for industrial uses, such as powdered paint, adhesives and melamine resins for decorative laminate production, custom treated and chemically prepared decorative overlay papers for the HPL and TFM industry, and a variety of other industrial laminate products such as aircraft cargo liners and bowling lanes.

        We are the only vertically integrated North American manufacturer of both thermally-fused melamine, or TFM, and high pressure laminates, or HPL, and we design, manufacture and distribute our products throughout our principal markets. For the years ended December 31, 2007 and 2006 we generated net sales of $424.4 million and $460.1 million, respectively. During these periods, our decorative laminates products comprised approximately 89% of our net sales.

        We offer an array of decorative and industrial laminate products from premium to commodity grades at a broad range of prices. HPL, TFM, fiber reinforced laminate, or FRL, Leatherlam, fiber reinforced plastic, or FRP, and our engineered laminates are utilized as durable and economical look-alike substitutes for natural surfacing materials such as wood, stone and ceramic. HPL is used in surfacing applications requiring greater surface wear and impact resistance than applications using TFM. FRL, a proprietary product, is used in surfacing applications requiring greater surface wear, impact resistance and fire prevention than applications using HPL. FRP is used in building, trucking and recreational, or RV, markets. A typical customer or end user of decorative overlays might utilize HPL, TFM, FRL, FRP or Leatherlam for different surfaces of the same project. Our TFM products consist of a standard palette of over 150 colors, patterns and wood grains. Our HPL products consist of a standard palette of approximately 500 colors, patterns and wood grains.

        We market and distribute our decorative laminate products through a geographically diverse network of over 300 independently owned and operated distributors. For many of our distributors, we are their exclusive supplier of decorative laminates, HPL, TFM or both. In addition, we sell to over 700 national and regional original equipment manufacturers, or OEMs, who buy proprietary designs and customized versions of our products directly. Our products are supported by a dedicated in-house sales force and customer service team.

        We are wholly owned by Panolam Holdings II Co., or Holdings II. The parent of Holdings II, Panolam Holdings Co., or Panolam Holdings, is controlled by Genstar Capital LLC, or Genstar Capital, and the Sterling Group, whom we refer to collectively as the Sponsors. The Sponsors acquired us on September 30, 2005. We refer to our acquisition by the Sponsors as the 2005 Acquisition.

        Financing for the 2005 Acquisition consisted of the following:

  •
  We borrowed $135.0 million under a seven-year loan. The senior credit facility also included a $20.0 million revolving credit facility.

  •
  We issued $151.0 million of our 10 3/4% Senior Subordinated Notes due 2013.

  •
  The Sponsors, together with our chief executive officer and certain other members of our management team, contributed $80.0 million in equity.

        We refer to the 2005 Acquisition and the financing transactions described above as the 2005 Transactions. For additional information regarding the 2005 Transactions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—The 2005 Transactions."

        We manufacture and sell our products through our wholly owned subsidiaries Panolam Industries, Ltd., Panolam Industries, Inc., Pioneer Plastics Corporation, Nevamar Holding Corp., Nevamar Holdco, LLC, and Nevamar Company LLC. We acquired Nevamar Holdco, LLC and Nevamar Company, LLC on March 1, 2006. For additional information regarding the Nevamar acquisition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—The Acquisition of Nevamar."

Our Products

        We primarily design, manufacture, market and distribute decorative laminate products. Our other product offerings, consisting of specialty resins, decorative overlay papers and industrial laminates, complement our core decorative laminate product lines. We have two reportable segments, decorative laminates and other. Decorative laminates manufactures and distributes decorative laminates, primarily TFM and HPL, for use in a wide variety of residential and commercial indoor surfacing applications. Our other segment includes the production and marketing of a variety of specialty resins for industrial uses, custom treated and chemically prepared decorative overlay papers and a variety of other industrial laminates. Our products are manufactured and primarily sold in North America. For information regarding our reportable segments and sales by country, see Note 17, "Segment Information," to our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 on a combined basis. The following table presents the percentage of net sales represented by each of our segments for the periods presented:

	Year Ended December 31,
	2007	2006	2005
Decorative laminates	89%	89%	86%
Other, net of eliminations	11%	11%	14%

Total	100%	100%	100%

        We estimate that our backlog of unfilled orders was $20.7 million and $17.6 million at December 31, 2007 and 2006, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 3 months. Significant segments of the Company's business, such as sales to distributors, generally have short lead times and therefore, backlog may not be indicative of future demand for our products.

  Decorative Laminates

        We design, manufacture and distribute decorative laminates in the United States and Canada. Our manufacturing process for HPL and TFM incorporates several distinct steps that require coordination in order to ensure flexibility and short lead times, match product standards and achieve high throughput.

  High-Pressure Laminates

        HPL is produced by impregnating papers with melamine and phenolic resins, which are then placed between stainless steel plates in a multi-opening press and cured under pressure and heat. The number of paper laminations per sheet of laminate varies with the specific type of HPL product being produced, but all have melamine resin on the surface to create a hard, durable surface. Surface textures can range from very high gloss, smooth surfaces to deeply textured surfaces and surfaces with other special design and performance features. The HPL product is sold as a laminate, which is then bonded by the customer to a substrate. Other adhesive based overlays consist of a single layer of vinyl, foil or low basis weight paper that is bonded to a substrate. HPL provides significantly greater surface wear and impact resistance than TFM, but costs approximately twice as much to produce and install. Although adhesive based overlays are cheaper than HPL and TFM, we believe they offer significantly lower performance. HPL is used in commercial and residential indoor surfacing applications, including countertops and cabinetry, furniture, fixtures and flooring.

        We offer our HPL products in a variety of grades including: (i) standard grade, which is the thickest and most durable HPL product and is used in applications requiring the highest impact resistance, such as countertops; (ii) post-forming grade, which is thinner than the standard grade and is generally used in applications calling for rounded edges or contoured surfaces; and (iii) vertical grade, which is our thinnest HPL product and is used in vertical surfaces such as cabinet side panels and other applications that do not require the high impact resistance offered by thicker HPL. Key applications for horizontal grades include countertops, store fixtures, desks and other furniture. Postforming grades are the next thickest, also designed for horizontal applications but their thinner composition is more suitable for postforming processes. Vertical grade laminates are thinnest and least expensive but do not have a high level of impact resistance. Primary applications include wall panels, elevator cabs, and sides of case goods and other furniture. We also offer numerous engineered decorative laminates that are designed to meet specific physical performance or unusual design requirements such as bowling lanes, chemical and low electrical resistant work surfaces, silk screening for applications such as signage and game boards and digital printing for table and countertops, as well as aesthetic features such as seamless and pearlescent laminates. Our HPL product lines are available in a standard palette of approximately 500 colors, patterns and wood grains and are offered in a variety of thicknesses and texture finishes.

        Our HPL product line is marketed under the Pionite and Nevamar brand names. The Nevamar product line has a variety of surface laminate options including: (i) Nevamar ARP Surface (surface protection laminate); (ii) Chemarmor (chemical resistant laminate); and (iii) fire retardant protection. The Pionite product line has various surface laminate options including: (i) ChemGard (chemical resistant laminate); (ii) DecoCor (structural stability laminate); and (iii) Hi-wear (scuff and abrasion protection laminate).

        Growth in demand for HPL is driven by its increased use in fixture, furniture and cabinet applications in various industries and commercial settings such as hospitals and schools. HPL exhibits features such as enhanced durability and impact resistance, which are attractive attributes for furniture applications. The availability of HPL in various textures such as ceramic, wood and stone is complemented by the lower cost of HPL as compared to authentic materials. Moreover, HPL is easier to maintain than its wood alternatives. In addition, digital printing usage in the manufacture of decorative laminates enables laminate manufacturers to provide more realistic and vivid patterned laminates to end-users.

  Thermally-Fused Melanine

        TFM, also known as low-pressure laminate, is produced by thermally fusing a melamine impregnated decorative paper overlay to an engineered wood substrate such as particleboard or, if rounded or shaped edges are required, medium density fiber-board. Our TFM panels are generally laminated on both sides of the substrate. TFM has significantly better pricing and performance characteristics than adhesive based overlays which, although marginally cheaper, are significantly poorer in terms of quality, finish, wear and durability. TFM is used as a durable and economical substitute for natural surfacing materials such as wood, stone and ceramic. The product lines consist of a standard palette of over 150 colors. In addition we offer hundreds of customized colors, patterns and wood grains (which are offered in a variety of panel thicknesses) and texture finishes. TFM is sold as premium or commodity grade. The premium grade consists of a variety of matching wood grains, stone patterns, abstract designs and pseudo-metallics in varying thicknesses. The commodity grade consists primarily of panels sold in approximately 50 shades of whites, almonds and grays in thicknesses of 5/8" and 3/4". In 2007, approximately 67% of our TFM sales were premium grade products, which are priced higher than the commodity grades. TFM is used in a wide variety of commercial and residential indoor surfacing applications, including kitchen and bath cabinetry, furniture, fixtures, displays and other specialty applications. TFM is significantly less expensive than HPL while offering comparable appearance characteristics.

        Growth in demand for TFM is driven by the trend of pairing thermally fused melamine panels (for vertical surfaces and areas requiring less impact resistance) with high pressure laminates (for horizontal surfaces). Other factors driving growth are technological developments and consumers upgrading to TFM as the relative cost of foils has increased.

  Fiber Reinforced Laminates

        FRL, which is a fiber reinforced laminate product, was specifically engineered for wall use. FRL comes in a variety of customized colors, patterns, and wood grains and is offered in a variety of thicknesses and textured finishes. FRL features a Class A fire rating for flame spread and smoke development, is extremely durable with high impact strength and is easy to clean and maintain. These features make it attractive for architects, designers and contractors when specifying material for high-traffic, high-impact commercial installations. Typical environments for FRL include washrooms, supermarkets, fast food restaurants, mass transit facilities, kitchens, hallways and lobbies in facilities such as schools, hospitals and airports. FRL is available in approximately 500 colors and patterns to coordinate with our Panolam, Nevamar, Pionite and Pluswood product lines. Given FRL's Class A rating for low smoke emissions, we are also currently working to certify FRL for cruise ships and airplane applications.

  Industrial Laminates

        We manufacture a variety of industrial laminate product lines. Our current principal industrial laminate product is Conolite; a thin lightweight laminate currently used for aircraft cargo liners. Conolite is designed to incorporate a combination of impact resistance, low weight, flame resistance, edge bearing strength and consistent surface characteristics. Continuous laminates are also used for picture frames. Industrial and other specialty laminates accounted for approximately 3.2% of our sales in 2007.

  Fiberglass Reinforced Plastics

        We recently announced the start of production of fiberglass reinforced plastics, or FRP, in our Morristown, Tennessee facility. FRP is an all-composite product that can resist extreme changes in temperature and humidity without compromising the structure or finish of the product. It is typically manufactured in standard building product sizes and can be installed on the most common substrates. FRP is available in a range of colors and fits with many interior styles. These products have the ability to be used both on exterior products such as recreational vehicles and truck trailers as well as on interior products in hospitals, schools and restaurants.

        Our decorative laminates and industrial laminate products are used in a wide variety of residential and commercial indoor surfacing applications where cost, durability, design, construction versatility and ease of maintenance are important factors. These applications include kitchen and bath cabinets and countertops, furniture, store fixtures and displays and other specialty products. The following table sets forth frequently used applications:

Examples of Applications
	HPL Applications	TFM Applications	FRL Applications	FRP Applications
Brands
Kitchen and Bath	Countertops Cabinets	Countertops
Commercial Furniture	Laboratory tops Game tables Buffet countertops Bartops Salad bars Cabinets Workstations	Office and computer furniture Hotel and motel furniture Dormitory furniture Restaurant furniture Lockers Work surfaces Library shelving and study carrels
Store Fixtures	Store fixtures and displays Flame-retardant fixtures Dressing room partitions	Restaurant serving stations Store fixtures and displays Bookcases Shelving
Specialty Products	Bowling lane floors Mobile home interiors Doors Windowsills Moldings Closets	Speaker cabinets Gaming cabinets Jukeboxes Picture frames Trade show exhibits Cabinets and stands Closets	Recreational vehicles Truck trailers Interior products in hospitals, schools and restaurants	Washrooms Supermarkets Fast food restaurants Mass transit facilities Kitchens Hallways Lobbies in schools, hospitals and airports
Residential Furniture	Tabletops Bedroom suites Entertainment centers Home office furniture Night stands	Ready-to-assemble furniture Entertainment centers Bookcases Wardrobes Bed frames and headboards

  Specialty Resins

        We manufacture specialty resins for our own decorative laminate divisions and for sale to customers for industrial uses such as powder paint, adhesives and melamine resins for HPL and TFM production. For 2007, external sales of specialty resins accounted for approximately 5.0% of our total sales.

  Decorative Overlay Papers

        We supply custom saturated decorative overlay papers under the brand name Resopreg to TFM producers and also treat papers provided to us by our customers. We also manufacture Resopreg saturated decorative overlay papers for internal use in our HPL and TFM production. Sales of decorative overlay papers to outside users accounted for approximately 1.0% of our sales in 2007.

Raw Materials

        In 2007, raw material costs accounted for approximately 54% of our cost of goods sold. Three major raw materials are used in our operations: papers, resins (and the chemicals used to make resins) and raw particleboard. Papers are primarily used in HPL manufacturing and constitute approximately 65% of the total raw materials used in HPL production. We use papers that are available worldwide from several major sources and many small producers. Our management team has successfully negotiated with our suppliers to keep our paper prices low over the last four years. Resins consist of three primary raw materials: melamine, phenol and formaldehyde. Most of these items are petroleum based and prices are therefore tied to oil prices. Since we also sell resin to external parties, resin price increases have both positive and negative effects on us. Purchased raw particleboard is primarily used for TFM and comprises approximately 70-75% of the product cost. We do not rely solely on a single supplier for any raw material needs and have experienced no significant raw material supply problems in the last 10 years.

        Historically, we have been able to successfully manage raw material price increases. We have been able to increase HPL and TFM prices historically. In recent years, including 2007, price increases have helped to partially offset rising materials costs. Going forward, we intend to seek to continue to offset any further rise in raw material costs with price increases, although we can give no assurance that we will be able to do so. If we are unsuccessful, our results of operations could be adversely affected.

Sales, Marketing and Distribution

        Our sales force and customer service network includes approximately 84 employees who market our existing decorative laminate products. This sales force includes a team of marketing specification representatives who target furniture designers, architects, cabinet manufacturers, chain store and hotel designers, manufactured home builders and custom product designers to meet their specifications. Our sales managers market specialty resins, decorative paper and specialty laminate products in conjunction with outside manufacturer representatives.

        In addition, we market and distribute our products through a geographically diverse network of over 250 independently owned and operated distributors (most of which are exclusive distributors of our various products) that service most major market product lines and geographic regions in the United States and Canada. Since 2005, we have added ten net new distributors to our network. We also sell products directly to over 700 regional OEM customers. We have a large direct sales force consisting of sales representatives and dedicated in-house customer service employees supporting distributor and regional OEM sales efforts, as well as sales and regional product managers targeting direct sales to national OEMs.

        Our ability to offer matching decorative laminate products is one of our core value propositions. Approximately 45% of our sales for the twelve months ended December 31, 2007 were generated through 50 independently owned and operated distributors that carry both of our HPL and TFM brand product lines. We offer decorative laminate products through one combined sales force, conveniently providing customers with one interface.

Customers

        We do not depend on any single customer or a particular group of customers. No single customer individually accounted for more than 5% of our 2007 consolidated revenues. We service a number of diverse, high quality accounts. Our retail customers include CVS, Saks Fifth Avenue, Kohl's and Starbucks. Furniture customers include Herman Miller, Kitchen Craft Cabinetry, Bush Industries and Steelcase. We maintain strong relationships with other high quality accounts, including The Boeing Company, Brunswick Corporation, QubicaAMF Worldwide LLC and United Parcel Service of America, Inc.

Competition

        The decorative overlay industry is highly competitive. Purchasing decisions are typically based on product quality, price, lead-time, product line breadth, design leadership, customer service and distribution coverage. The key quality requirements are visual and color consistency and designs that are responsive to fashion trends. Decorative overlay products also compete on price and performance characteristics with other surfacing products, including low-cost artificial adhesive based overlays such as vinyls, foils and low-basis weight papers and high-cost natural surfaces such as wood, stone and ceramic tile.

        Broad geographic scope, scale and distribution strength are competitive advantages in the decorative laminate TFM market. While regional, non-integrated manufacturers are able to compete in the TFM market because shipping is a principal cost component of TFM panels, the largest manufacturers are integrated producers of decorative overlay papers and engineered wood substrate. Over the past several years, some of our competitors have closed facilities, taking capacity out of the market. We believe that several factors contribute to our strong TFM market position, including the integrated nature of our manufacturing process and facilities, our broad line of products and the strength of our sales, customer service and distribution resources.

        Some of our competitors have significantly larger and substantially greater financial and other resources than we do. In addition, several of our competitors are fully integrated producers of decorative overlay papers and raw particleboard, which generally provides them with lower costs for producing their decorative laminate products and makes them less vulnerable to increases in the price of raw materials. Our products may not continue to compete successfully with the products of our competitors.

        New competitors could enter our markets. It is possible that foreign-based competitors could seek to establish a presence in the United States market. If we cannot compete successfully, our sales and operating results could be materially and adversely affected.

Intellectual Property

        We rely on a combination of patent, trade name, trademark and copyright laws in the United States and other jurisdictions, as well as employee and third party non-disclosure agreements, license arrangements and domain name registrations, and on unpatented proprietary know-how and other trade secrets, to protect our products, components, processes and applications. We consider our proprietary information, including the Panolam, Nevamar, Pionite and Pluswood brand names, to be important, especially in maintaining a competitive position in our markets. Therefore, we take actions to protect our intellectual property rights. With the exception of the brand names Panolam, Nevamar, Pionite and Pluswood, we do not believe any single patent, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, if applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.

        With respect to proprietary know-how, we rely on trade secret laws in the United States and other jurisdictions and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position.

        Our registered trademarks include: Panolam, Pionite, Conolite, Resopreg, Leatherlam, Nevamar, Pluswood and FRL.

Research and Development and Product Engineering

        We closely integrate new product development with marketing, manufacturing and product engineering to meet the needs of our customers. We have five employees who work to enhance our existing products and develop new product applications for our growing base of customers who require custom solutions. We believe these capabilities provide a significant competitive advantage in the development of decorative laminate products. Our product engineering employees focus on:

  •
  lowering the cost of manufacturing our existing products;

  •
  redesigning existing product lines to increase their efficiency or enhance their performance; and

  •
  developing new product applications.

Employees

        As of December 31, 2007, we employed 1,400 persons (380 salaried and 1,020 hourly). At our Hampton, South Carolina facility, 326 hourly employees are represented by the Carpenters East Coast Industrial Council Local Union No. 3130 pursuant to a collective bargaining agreement dated October 1, 2003, which expires on October 1, 2009. We believe that our relations with our employees are good.

Environmental and Health and Safety Matters

        We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Many of our operations require environmental permits and controls to prevent and limit air and water pollution. These permits contain terms and conditions that impose limitations on our manufacturing activities, production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. We may face material liability if we fail to comply with environmental laws and regulations. We may also be required to make large capital expenditures to maintain compliance. From time to time our operations may not be in full compliance with the terms and conditions of our permits. We are also subject to the federal Occupational Health and Safety Act and similar state and foreign laws which impose requirements and standards of conduct on our operations for the health and safety of our workers. We periodically review our procedures and policies for compliance with environmental and health and safety requirements. We believe that our operations are generally in compliance with applicable environmental regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance.

        Certain environmental laws and regulations in the United States, such as the federal Superfund law and similar state laws, impose liability for the entire cost of investigation or remediation of contaminated sites upon the current site owners, the site owners and operators at the time the contamination occurred, and upon parties who generated wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of whether the owner owned the site at the time of the release of the hazardous substances or the lawfulness of the original waste disposal activity. As a practical matter, however, the costs of investigation and remediation are generally allocated among the viable responsible parties. There is or could be contamination at some of our current or formerly owned or operated facilities, primarily related to historical operations at those sites, for which we could be liable under applicable environmental laws. To the extent we believe there may be a material risk to human health, safety or the environment, we or other parties who have liability for the environmental conditions at those sites are addressing, or have plans to address, environmental conditions at certain of those facilities in accordance with applicable environmental laws and regulations. Our costs or liability in connection with some of those sites cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements.

        Our Auburn, Maine facility is subject to a Compliance Order by Consent, or COC, dated May 5, 1993, issued by the State of Maine Department of Environmental Protection, or DEP, with regard to unauthorized discharges of hazardous substances into the environment. We, along with the previous owners, are named in the COC, and are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The nature and extent of remediation has not yet been determined. The financial obligation of the previous owners to investigate and/or remediate is unlimited except with regard to a portion of the land known as "area 2" at our Auburn, Maine facility, which is capped at $10.0 million. We have recorded a liability of $0.7 million at December 31, 2007 and 2006, for site remediation costs in excess of costs assumed by the previous owners. We could incur additional obligations in excess of the amount accrued and our recorded estimate may change over time. We expect this environmental issue to be resolved within the next five to ten years.

Item 1A.    Risk Factors

        Investors should carefully consider the risk factors set forth below as well as all of the other information contained in this Form 10-K. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the risks occur, our business, financial condition or results of operation could be materially affected.

Risks Relating to Our Business

Prolonged economic downturns affecting the general economy, industries we target, or our customers could adversely affect our business.

        We market our products to companies that manufacture cabinetry, store fixtures and furniture for use by the construction industry. The construction industry is subject to significant fluctuations in activity caused by changes in general economic conditions. Reductions in construction activity generally materially reduce the demand for decorative laminates and adversely affect our business. For example, we are currently experiencing a slowdown in our thermally-fused melamine markets due primarily to weaknesses in the residential housing markets. Over the past year, many homebuilders have reported decreases, or slower than anticipated growth, in new home orders and we cannot predict how long this trend will continue. During these slowdowns, we are forced to lower prices and cut costs and improve spending efficiency in an effort to prevent deterioration in our results of operations and financial condition. We may not be able to respond in the same way or with the same level of success in the event of similar downturns in the future, which would have an adverse impact on our revenues, profitability, cash flows and financial condition. We also cannot predict the extent to which any downturn in the general economy, the construction industry or the businesses of our customers may adversely affect sales of our other products.

We do not generally have any contracts with our end users or OEMs and they could cease their business relationship with us, at any time, without notice.

        A significant number of our end users are retail institutions with multiple locations across the United States and Canada who purchase our products from our distributors. We do not have purchase agreements with most of these end users. Additionally, we sell our products to OEMs who generally do not have long-term purchase commitments with us. Both the end users and the OEMs can therefore freely engage our competitors, slow or cancel expansion and remodeling projects or change the materials to be used in a given project to those we do not make. Moreover, if a number of our larger end users or OEMs ceased or significantly curtailed or consolidated operations, it would have a material adverse effect on our business.

We might encounter difficulties and barriers that impede our ability to manage our contemplated growth and expansion throughout diverse geographical markets, which might result in disruptions to our business and additional expense.

        We may undertake acquisitions with the goal of broadening our product offerings, operations and distribution base. The integration efforts required in connection with any acquisition we complete, together with our continuing efforts to increase profitability and market share by, among other things, increasing sales to existing and new distributors, are substantial and might cause disruptions in our operations. These efforts might divert management's attention away from day-to-day operations, which could cause us to lose or to be delayed in pursuing business opportunities or activities or could impair our relationships with our current customers, distributors and employees. Also, we could incur unanticipated expenses in connection with these integration activities. Specific risks to our ongoing operations posed by acquisitions we have completed or that we might complete in the future include:

  •
  we might not achieve the expected operating efficiencies, value-creation potential, economies of scale or other benefits of those transactions;

  •
  we might not have adequate personnel and financial and other resources to successfully handle substantially increased operations;

  •
  we might experience problems and incur unforeseen expenses in connection with upgrading and expanding our systems and processes; and

  •
  we might incur unexpected liabilities in connection with the assets and businesses we have acquired.

Our business may be affected by changes in consumer preferences and discretionary spending.

        A portion of our end customers are consumers refacing or replacing kitchen and bathroom countertops and cabinets. Purchasing decisions are typically based on product quality, price, lead-time, product line breadth, design leadership, customer service and distribution coverage. Decorative overlay products also compete on price and performance characteristics with other surfacing products, including low-cost artificial adhesive based overlays such as vinyls, foils and low-basis weight papers and high-cost natural surfaces such as wood, stone and ceramic tile. If we are unable to anticipate or react quickly to changes in consumer preferences, we may lose market share and our results of operations may suffer.

        In addition, we are dependent on consumers having available discretionary spending or available credit in order to purchase our products. Factors affecting such availability include interest rates, demographics, consumer confidence and economic factors generally, all of which are outside our control.

Increasing costs of raw materials may harm our business.

        In 2007, raw materials comprised approximately 54% of our cost of goods sold. Paper, raw particleboard and resin purchases accounted for nearly all of our raw material spending in 2007. Prices for raw particleboard and chemicals required to make resins increased in 2007 as compared to 2006 due to increased utility costs and limited production capacities at certain of our suppliers. As the cost of each of these materials increases, we must raise our prices to consumers or cut other costs in order to maintain our margins.

        TFM and HPL decorative overlays are produced from a few basic raw materials. TFM production uses wood substrate, papers and melamine resins, each of which constitutes approximately one-third of the required raw materials. Papers constitute approximately 65% of the total raw materials used in HPL production. Resins, including melamine and phenolic resin, constitute the remaining HPL raw materials. The price and availability of these raw materials are subject to market conditions affecting supply and demand. We believe that all of our raw materials are available at current market prices in sufficient quantities and of adequate quality. However, a substantial increase in raw material prices or energy costs that we are unable to pass through to our customers or a substantial decrease in raw material supply or quality could have a material adverse effect on our profitability and cash flow.

Because resins are petroleum based, our business is susceptible to increases in the price of oil.

        Our decorative laminate products utilize resin impregnated papers, thermally fused to an industrial grade particleboard or medium density fiber-board. Resins are petroleum based and their prices are therefore tied to oil prices. As the price of petroleum has increased dramatically in recent months, the price of resins has as well. We have no control over petroleum price increases and may not be able to increase our prices to protect our margins at the same rate that petroleum prices increase.

Our new products may not be successful.

        We focus on developing new products to support our sales growth. We cannot assure you that any of our new products will be successful, or that they will not erode market share currently enjoyed by our other products. We will need to devote significant resources to developing and launching new products, and we may not achieve an acceptable return on our investment. If we are unsuccessful in our efforts to develop new products, we could lose market share, which would have an adverse impact on our revenues, profitability and cash flows.

Our manufacturing operations involve the use, handling, storage, treatment and disposal of materials and waste products that may be toxic or hazardous, and as a result, we may face environmental liabilities.

        As an industrial manufacturer of laminates and surfacing materials, we are subject to numerous federal, state, provincial and local environmental and occupational health and safety laws and regulations. Our operations are subject to environmental laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, workplace exposure and other matters. Stringent environmental laws and regulations govern the handling and disposal of chemicals and substances, such as solvents and lubricants, commonly used in some of our manufacturing operations. In addition, certain of our facilities operate, or have operated, above ground and underground storage tanks for fuels and chemical storage which are subject to a variety of environmental laws and regulations. Failure to comply with environmental laws and regulations may result in a material liability to us in the form of administrative, civil or criminal enforcement by government agencies or other parties or third party lawsuits. For example, our facility in Hampton, South Carolina, which we acquired in connection with the Nevamar acquisition, has been the subject of asbestos-related litigation and workers' compensation claims. See "Item 3. Legal Proceedings." Environmental laws and regulations also may require us to make material capital expenditures to maintain compliance. See "Item 1. Business—Environmental and Health and Safety Matters."

        While we believe that we are in compliance with current environmental laws and regulations and that our reserves are sufficient to cover any known environmental claims related to our properties, these judgments are based on currently available facts and our historical experience and could prove to be wrong. In addition, future events, such as the adoption of new laws and regulations, changes in existing laws and regulations or their interpretation, stricter enforcement of existing laws and regulations or governmental or private claims for damage to persons, property or the environment resulting from our current or former operations, may give rise to additional compliance costs or liabilities that could have a material adverse effect on our business.

        In addition, releases to the environment of hazardous or toxic wastes or substances, whether at facilities currently or formerly owned or operated by us or at off-site locations in the United States where we have arranged for disposal of such substances, also may subject us to liability for cleaning up contamination which results from any releases. In some cases, liability may be imposed without regard to fault or the lawfulness of the original activity that resulted in the contamination. We also may incur liability under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, for off-site waste disposal.

        For a discussion of potential exposure to environmental liability at our facility in Auburn, Maine relating to business conducted by a former owner of that facility, see "Item 1. Business—Environmental and Health and Safety Matters."

Our industry is highly competitive and our products face substantial competition.

        The decorative overlay industry is highly competitive. Some of our competitors have significantly larger and substantially greater financial and other resources than we do. In addition, several of our competitors are fully integrated producers of decorative overlay papers and raw particleboard, which generally provides them with lower costs for producing their decorative laminate products and makes them less vulnerable to increases in the price of raw materials. There is no guarantee that our products will continue to compete successfully with the products of our competitors. As a result, we may not be able to improve or maintain profit margins or increase sales and market share. See "Item 1. Business—Competition."

        New competitors could enter our markets. It is possible that foreign-based competitors could seek to establish a presence in the United States market. If we cannot compete successfully, our sales and operating results could be materially and adversely affected.

We are dependent upon our chief executive officer and other key employees.

        Our success depends upon the continued service of our chairman, president and chief executive officer, Robert J. Muller, and other key employees. We cannot assure you that we will retain our officers and key employees. If Mr. Muller or one or more of our other key employees were to become unavailable to us, this would have an adverse effect on our business operations and financial condition. We do not presently maintain a "key man" life insurance policy on Mr. Muller. See "Item 11. Executive Compensation—Employment Arrangements, Termination of Employment Arrangements and Change of Control Arrangements" for a description of the employment agreement that we entered into with Mr. Muller.

        Our future success depends on our continuing ability to hire and keep highly qualified technical and managerial personnel. Competition for qualified personnel in our industry with relevant experience is intense, and attracting and retaining such personnel could be difficult.

Genstar Capital and The Sterling Group control our company and their interests may conflict with the interests of the holders of our senior subordinated notes.

        Genstar Capital, The Sterling Group and their respective affiliates, or the Sponsors, can control the election of our directors, the appointment of members of management and the approval of all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets. The interests of the Sponsors could conflict with the interests of the holders of our senior subordinated notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsors as our ultimate controlling stockholders might conflict with the interests of the holders of our senior subordinated notes. The Sponsors may also have interests in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes.

We have not yet evaluated our internal controls over financial reporting with respect to compliance with Section 404 of the Sarbanes Oxley Act of 2002.

        Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires us to comply with the internal control evaluation and certification requirements of the Sarbanes-Oxley Act, by no later than the end of our 2008 fiscal year. We have begun the process of determining whether our existing control over financial reporting systems is compliant with Section 404. This process will take a significant amount of time to complete. If we determine that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to effectively and efficiently implement any necessary changes arising from our evaluation of our internal controls over financial reporting, our operations may suffer and we may be unable to obtain an unqualified report on internal controls from our independent auditors under the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our securities, including our senior subordinated notes, and adversely affect our ability to access the capital markets.

Our results may fluctuate based on exchange rates between U.S. and Canadian dollars.

        Our TFM sales tend to be evenly split between U.S. and Canadian customers but may shift depending on market demand. However, a greater percentage of raw material purchases by our Canadian subsidiary are in Canadian dollars. As a result, when the Canadian dollar strengthens, expenses increase as a percentage of sales when reported in U.S. dollars. When the Canadian dollar weakens it has the opposite effect. At the same time, the Canadian foreign exchange rate fluctuations require revaluation of our Canadian subsidiary's balance sheet resulting in foreign currency translation exchange gains or losses being charged or credited to Other Comprehensive Income or (Loss) on the balance sheet. We currently do not enter into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk. There can be no assurances that the foreign exchange rate with Canada will not fluctuate adversely in the future and the potential risk for translation losses is not quantifiable.

We may not be able to protect our intellectual property rights, brands or proprietary technology effectively.

        We rely on a combination of patent, trademark, domain name registration, copyright and trade secret laws in the United States and other jurisdictions, as well as third party nondisclosure, employee and consultant assignment and other agreements in order to protect our proprietary technology and rights. Our Panolam, Pionite, Nevamar and Pluswood trademarks and trade names are an integral part of our business model.

        We cannot assure you that any of our applications for protection of our intellectual property rights will be approved and, if issued, maintained, that others will not infringe upon or challenge our intellectual property rights or that any such challenges will not be successful. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. In addition, in the ordinary course of our operations, from time to time, we pursue potential claims relating to the protection of certain products and intellectual property rights, including with respect to some of our more profitable products. These claims could be time consuming, expensive and divert resources. If we are unable to maintain the proprietary nature of our technologies or proprietary protection of our brands, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and profitability.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, execute our strategy, remain in compliance with debt covenants and make payments on our indebtedness.

        As of December 31, 2007, we had indebtedness of $319.9 million. Our substantial indebtedness, combined with our lease and other financial obligations and contractual commitments, could have negative consequences to our business, including the following:

  •
  requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, including interest, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

  •
  limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other general corporate purposes;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  limiting our ability to execute our strategy;

  •
  placing us at a competitive disadvantage compared to our competitors that have proportionately less debt; and

  •
  making us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation.

        Any of the above listed factors could materially and adversely affect our business, financial condition and results of operations. Increases in interest rates on our existing indebtedness would increase our interest expense, which could adversely affect our cash flow and results of operations. If we do not have sufficient earnings to service our substantial indebtedness, we may be required to refinance all or part of our existing indebtedness, sell assets, borrow more money or sell securities, and we may not be able to accomplish any of these actions on favorable terms, if at all.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our senior credit facility and the indenture governing our senior subordinated notes contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2007, we had no indebtedness outstanding under our revolving credit facility and availability under our revolving credit facility of up to $25.9 million. As of December 31, 2007, we had letters of credit issued in respect of worker's compensation claims in an aggregate amount of $4.1 million outstanding under our revolving credit facility. If we incur additional indebtedness, the risks associated with our substantial leverage would increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

        Even though we prepaid $20.0 million of debt during the 2007 fiscal year and $24.5 million of debt during the 2006 fiscal year and met our interest payments throughout those periods, our ability to pay the interest on our substantial indebtedness will depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

        If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments, including our senior credit facility and the indenture governing our senior subordinated notes, may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material on our business, financial condition and results of operations.

Repayment of our indebtedness is dependent in part on cash flow generated by our subsidiaries.

        We conduct a significant portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent in part on our subsidiaries' ability to generate cash flow and their ability to make that cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions that enable us to make payments in respect of our indebtedness, including the notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Furthermore, the indenture governing our senior subordinated notes limits in certain respects the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the notes.

Our debt agreements contain operating and financial covenants that may restrict our business and financing activities.

        The covenants in our senior credit facility, the indenture governing our senior subordinated notes and any future financing agreements may adversely affect our ability to finance future operations, meet our capital needs or engage in business activities. Our debt agreements contain covenants that restrict our ability to:

  •
  incur or guarantee additional indebtedness and issue or sell preferred stock;

  •
  create or permit certain liens;

  •
  incur commitments for capital expenditures;

  •
  pay dividends on, or redeem or repurchase, our capital stock;

  •
  incur restrictions on the ability of our subsidiaries to pay dividends or make other distributions;

  •
  make certain investments or acquisitions;

  •
  consolidate or merge with or into, or sell substantially all of our assets to, another person;

  •
  incur layered debt;

  •
  transfer or sell assets; and

  •
  engage in transactions with affiliates.

        In addition, our senior credit facility requires us to maintain specified financial ratios (some of which become more restrictive over time). Our ability to comply with these covenants and financial ratios can be affected by our substantial indebtedness and events beyond our control, and there is no assurance that we will be able to comply with such covenants or ratios. A breach of any of these covenants or ratios could result in a default under our senior credit facility. Upon the occurrence of a default under our senior credit facility, the lenders will not be required to lend any additional amounts to us and could elect to declare all amounts outstanding under our senior credit facility to be immediately due and payable or require us to apply all of our available cash to repay such amounts or prevent us from making debt service payments on our notes, any of which actions could result in a default under the notes. If the lenders under our senior credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facility and our other indebtedness, including our notes. If we were unable to repay those amounts, the lenders under our senior credit facility could proceed against the collateral securing that indebtedness, which comprises substantially all of our assets.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We produce TFM at four of our manufacturing facilities. HPL, FRL and Leatherlam are produced at two manufacturing facilities. We currently are operating at approximately 65% capacity utilization and all facilities are profitable. In 2007, capital spending, including the expansion at our Morristown, Tennessee facility to facilitate production of FRP, comprised approximately 2.1% of our sales.

        HPL can be shipped nationwide readily and at lower cost than TFM, because HPL overlays weigh significantly less, as they are adhesive bonded to the substrate by the customer after delivery. We serve the HPL market from our Hampton, South Carolina and Auburn, Maine facilities and through our distribution centers in Elkhart, Indiana, Rancho Cucamonga, California, Conyers, Georgia, Westampton, New Jersey and Dallas, Texas. Our TFM manufacturing facilities are located near raw material supply sources and are well positioned to service their respective geographic markets, which include southeastern and south central Canada and the northeastern and north central United States (Huntsville, Ontario and Oshkosh, Wisconsin facilities), the southeastern United States (Norcross, Georgia facility) and the western United States and Canada (Albany, Oregon facility).

        The following table lists all of our active facilities as of December 31, 2007 and indicates the location, principal use, square footage and whether the facilities are owned or leased.

Location	Owned/ Leased	Principal Use	Square Feet
Shelton, Connecticut	Leased	Corporate headquarters	19,000
Huntsville, Ontario	Owned	TFM manufacturing (integrated)	400,000
Oshkosh, Wisconsin	Owned	TFM manufacturing	360,000
Albany, Oregon	Owned	TFM manufacturing	170,000
Norcross, Georgia	Leased	TFM manufacturing	106,000
Auburn, Maine	Owned	HPL, FRL, Leatherlam, specialty resin and treated paper	620,000
Hampton, South Carolina	Owned	HPL manufacturing	825,000
Morristown, Tennessee	Owned	Manufacturing of industrial laminate, Conolite and FRP	185,000
Rancho Cucamonga, California	Leased	Re-distribution	97,000
Westampton, New Jersey	Leased	Re-distribution	80,000
Conyers, Georgia	Leased	Re-distribution	110,000
Elkhart, Indiana	Leased	Re-distribution	156,800
Dallas, Texas	Leased	Re-distribution	58,000
Montevideo, Minnesota	Owned	Distribution center	30,000

        The following table lists the operations that have been shut down and consolidated into other manufacturing and re-distribution locations during 2006 and 2007 and the current status of the location.

Location	Owned/ Leased	Principal Use	Current Status	Square Feet
Tarboro, North Carolina	Owned	TFM manufacturing	Plant is closed.	180,000
Chino, California	Leased	TFM manufacturing	Plant is closed and the lease expires on June 30, 2011. The property is currently being sublet.	97,000
Elkhart, Indiana	Leased	Re-distribution	Distribution center was consolidated into a new Elkhart distribution center. The lease expires March 31, 2010 and currently is not being sublet.	54,000
Aurora, Illinois	Leased	Re-distribution	Distribution center was consolidated into a new Elkhart distribution center. The lease expired August 30, 2007.	97,000
Reno, Nevada	Leased	Re-distribution	Distribution center was consolidated into the Rancho Cucamonga distribution center. The lease expires September 30, 2008 and currently is being sublet through December 31, 2007.	22,000
Dallas, Texas	Leased	Re-distribution	Distribution center was consolidated into a new Dallas distribution center. The lease expired February 29, 2008.	31,000

Item 3.    Legal Proceedings

        During 2006, our wholly-owned subsidiary, Nevamar Company LLC was named a defendant in numerous workers compensation claims filed on behalf of current and former employees at the Hampton, South Carolina facility alleging injury in the course of employment due to alleged exposure to asbestos and unidentified chemicals. Under the ownership of Westinghouse Electric Corporation, the Hampton, South Carolina facility manufactured asbestos-based products until approximately 1975. In 2004 and 2005, Nevamar, Westinghouse and International Paper settled 10 workers' compensation claims related to alleged asbestos exposure. Under a 2005 agreement with International Paper, Nevamar's liability for workers compensation claims related to alleged exposure to asbestos brought by employees hired before July 1, 2002, is capped at 15% of any damages it shares with International Paper until Nevamar has paid an aggregate of $700,000, at which point we have no responsibility for any additional shared damages. Employees hired by Nevamar after July 1, 2002 and who file claims related to alleged exposure to asbestos are not covered by this indemnity agreement.

        As of December 31, 2007, 299 workers' compensation claims have been filed alleging injury due to exposure to asbestos and unidentified chemicals of which approximately 195 claimants are current

Nevamar employees. Approximately 8 of the 299 claimants were hired by Nevamar after July 1, 2002. We believe these claims are occupational disease claims and such claims are non-compensable under current South Carolina law until a claimant can demonstrate a wage-loss disability. We believe that the 195 claimants who are current employees cannot demonstrate a wage-loss disability and therefore these claims should be dismissed. We have received very limited information from claimants regarding these claims and we are unable to estimate at this time the amount or range of potential loss, if any, which may result if the outcome of any of the cases described above were unfavorable and the amount of indemnification available were inadequate to cover such losses.

        We are party to other litigation matters involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, our ultimate costs with respect to such matters, if any, will not have a material adverse effect on our business, financial condition, or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the last quarter of the year ended December 31, 2007.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of March 28, 2008, Panolam Holdings II Co. was the holder of record of all the shares of common stock, par value, $.01 per share of Panolam Industries International, Inc. (the "Panolam Industries International, Inc. Common Stock"). Also as of March 28, 2008, Panolam Holdings Co. was the holder of record of all the shares of common stock, par value, $.01 per share, of Panolam Holdings II Co. (the "Panolam Holdings II Co. Common Stock"). There is no established trading market for the Panolam Industries International, Inc. Common Stock or the Panolam Holdings II Co. Common Stock. Panolam Industries International, Inc. has never paid or declared a cash dividend on the Panolam Industries International, Inc. Common Stock, and Panolam Holdings II Co. has never paid or declared a cash dividend on Panolam Holdings II Co. Common Stock. Furthermore, Panolam Industries International, Inc. is restricted from paying dividends under the covenants of its senior credit facility and the indenture governing its senior subordinated notes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Panolam Industries International, Inc. does not have any compensation plans under which its equity securities are authorized for issuance.

        As of March 28, 2008, Panolam Holdings Co. is authorized by its Certificate of Incorporation to issue 180,000 shares of common stock, par value $.01 per share (the "Panolam Holdings Co. Common Stock") of which 159,900 shares were outstanding. A group of investors led by Genstar Capital LLC and the Sterling Group L.P. and certain current members of our management, totaling 13 holders, own substantially all of the Panolam Holdings Co. Common Stock. There is no established trading market for the Panolam Holdings Co. Common Stock.

Item 6.    Selected Financial Data

        Our predecessor company for the period from January 1, 2003 to September 30, 2005 is the business, as it existed before the 2005 Transactions. We completed the 2005 Transactions as of September 30, 2005, and as a result of adjustments to the carrying value of assets and liabilities resulting from the 2005 Transactions, the financial position and results of operations for periods subsequent to the 2005 Transactions may not be comparable to those of our predecessor company.

        The following table sets forth selected historical and other consolidated financial and other operating data for Panolam Industries International, Inc. and its consolidated subsidiaries. The statement of operations and other operating data for, and as of, the years ended December 31, 2004 and 2003 has been derived from the audited financial statements of our predecessor company (as to 2004, Panolam Industries International, Inc., and, as to 2003, Panolam Industries Holdings, Inc.). The statement of operations and other operating data for, and as of, the nine months ended September 30, 2005 has been derived from the audited consolidated financial statements of our predecessor company for that period. The statement of operations and other operating data, for, and as of, the period October 1, 2005 to December 31, 2005 and for the years ended December 31, 2006 and December 31, 2007 has been derived from the audited consolidated financial statements of our successor company for those periods. The information set forth below should be read in conjunction with the information under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes and the condensed consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Predecessor			Successor
	Year Ended December 31,		Nine Months Ended September 30, 2005	Period October 1, 2005 to December 31, 2005
(in thousands of dollars)					Year Ended December 31, 2006	Year Ended December 31, 2007
	2003	2004
Statement of Operations Data
Net sales	$252,222	$280,662	$219,856	$68,371	$460,078	$424,397
Cost of goods sold	192,503	215,245	168,350	55,413	357,494	333,529

Gross profit	59,719	65,417	51,506	12,958	102,584	90,868
Selling, general and administrative expenses	32,316	28,927	25,827	8,429	52,783	51,271
Other, net(1)	2,100	11,532	—	—	—	—
Transaction expenses(2)	—	—	6,685	263	—	—

Income from operations	25,303	24,958	18,994	4,266	49,801	39,597
Other income	—	—	—	—	—	—
Interest expense(3)	14,085	14,688	20,693	6,918	35,577	34,891
Interest income	(177)	(87)	(140)	(68)	(628)	(612)

Income (loss) before income taxes	11,395	10,357	(1,559)	(2,584)	14,852	5,318
Income taxes (benefit)	5,233	4,282	996	(589)	3,959	(3,006)

Net income (loss)	$6,162	$6,075	$(2,555)	$(1,995)	$10,893	$8,324

	Predecessor		Successor
	Year Ended December 31,		Period October 1, 2005 to December 31, 2005
(in thousands of dollars)				Year Ended December 31, 2006	Year Ended December 31, 2007
	2003	2004
Balance Sheet Data (at period end):
Cash and cash equivalents	$1,662	$2,443	$6,873	$10,849	$10,744
Total assets	226,909	294,276	480,656	571,742	566,359
Total debt	168,979	209,185	284,787	339,814	319,941
Stockholder's equity	27,189	46,182	77,755	88,941	115,962

	Predecessor			Successor
	Year Ended December 31,		Nine Months Ended September 30, 2005	Period October 1, 2005 to December 31, 2005
					Year Ended December 31, 2006	Year Ended December 31, 2007
	2003	2004
Other Financial Data:
Capital expenditures	$5,066	$3,981	$3,567	$5,174	$12,619	$8,838
Ratio of earnings to fixed charges(4)	1.8x	1.7x	0.9x	0.6x	1.4x	1.1x
Earnings to fixed charges deficiency	—	—	$1,559	$2,584	—	—

(1)
In 2004, the predecessor company incurred $17,282 of expenses related to the settlement of an antitrust lawsuit filed in 2000, and the predecessor company also entered into a settlement and release agreement with a previous owner, for which ($5,750) of income was recorded.

(2)
In the nine months ended September 30, 2005, the predecessor company incurred $6,685 of expenses related to the 2005 Transactions. An additional $263 of expenses was incurred in the period from October 1, 2005 to December 31, 2005 related to the 2005 Transactions.

(3)
In connection with the 2005 Transactions and a refinancing in 2004, the predecessor company wrote off debt financing costs of $6,211, $2,914 and $2,100 for the nine months ended September 30, 2005, the year ended December 31, 2004 and the year ended December 31, 2003, respectively.

(4)
The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (income (loss) before income taxes plus fixed charges) by fixed charges (interest expense, plus 33% of rent expense).

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion and analysis should be read in conjunction with our audited consolidated financial statements for the fiscal years ended December 31, 2007 and 2006, the nine months ended September 30, 2005 (Predecessor), and the period October 1, 2005 to December 31, 2005 (Successor), and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements in the discussion and analysis regarding our expectations for the performance of our business, our liquidity and capital resources and the other non-historical statements in the discussion and analysis are forward-looking statements. Our actual results may differ from those contained in or implied by the forward-looking statements. All references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "fiscal year" are to the twelve months ended December 31 of the year referenced.

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

        We are the only vertically integrated North American manufacturer of both thermally-fused melamine, or TFM, and high pressure laminates, or HPL, and we design, manufacture and distribute our products throughout our principal markets. For the years ended December 31, 2007 and 2006 we generated net sales of $424.4 million and $460.1 million, respectively. During these periods, our decorative laminates products comprised approximately 89% of our net sales.

        We offer an array of decorative and industrial laminate products from premium to commodity grades at a broad range of prices. HPL, TFM, fiber reinforced laminate, or FRL, Leatherlam, fiber reinforced plastic, or FRP, and our engineered laminates are utilized as durable and economical look-alike substitutes for natural surfacing materials such as wood, stone and ceramic. HPL is used in surfacing applications requiring greater surface wear and impact resistance than applications using TFM. FRL, a proprietary product, is used in surfacing applications requiring greater surface wear, impact resistance and fire prevention than applications using HPL. FRP is used in building, trucking and recreational, or RV, markets. A typical customer or end user of decorative overlays might utilize HPL, TFM, FRL, FRP or Leatherlam for different surfaces of the same project. Our TFM products consist of a standard palette of over 150 colors, patterns and wood grains. Our HPL products consist of a standard palette of approximately 500 colors, patterns and wood grains.

        We market and distribute our decorative laminate products through a geographically diverse network of over 300 independently owned and operated distributors. For many of our distributors, we are their exclusive supplier of decorative laminates, HPL, TFM or both. In addition, we sell to over 700 national and regional original equipment manufacturers, or OEMs, who buy proprietary designs and customized versions of our products directly. Our products are supported by a dedicated in-house sales force and customer service team.

Factors Affecting Our Results

  Revenue

        We generate our revenue primarily from the sale of our decorative laminates and, to a lesser extent, specialty resins, industrial laminates and decorative overlay papers in the United States and Canada. In recent periods, consistent with our continuing strategy, we have concentrated on selling finished laminated end products for their proprietary designs rather than marketing treated papers that could ultimately be used to compete against our own finished laminated products. Our focus is on high-end premium grades that command higher prices and generate higher profit margins. For the year ended December 31, 2007, approximately 92% of our HPL sales and 67% of our TFM sales were premium grade.

        We historically experience higher sales in the second and third quarters of each year compared with the first and fourth quarters due to seasonal fluctuations in demand. From time to time, we have curtailed manufacturing operations to make necessary repairs and to maintain efficiencies during slowdowns in order flow.

        Changes in our revenues from sales of our decorative laminates and industrial laminate products from period to period are affected by the following, among other factors:

  •
  changes in general economic conditions that affect the construction industry, since reductions in construction activity can materially reduce the demand for decorative laminates;

  •
  changes in the design preferences and the discretionary spending power of consumers who ultimately purchase our products primarily in connection with home renovations and rehabilitations and furniture purchases; and

  •
  our ability to successfully develop and launch new designs and products.

  Cost of Goods Sold

        Our cost of goods sold consists primarily of raw materials, most of which is paper, raw particle board and resin, and energy costs for oil, natural gas and electricity, which generally are variable, and to a lesser extent, direct labor and overhead. Our costs of sales are directly affected by changes in prices for these raw materials, as well as by changes in energy costs and oil prices which affect the price of the petroleum based products that we use to manufacture resins. Recently, the prices of these raw materials have increased and are anticipated to continue to increase for the foreseeable future. Historically, we have been successful in passing along increases in raw materials and energy costs to our customers through price increases, although there is no assurance that we will continue to be able to do so in the future. Similarly, we have instituted certain surcharges on our customers from time to time to reflect increases in our transportation or distribution costs.

  Gross Profit

        Our gross profit has increased in recent periods and is the result of increased sales volume and higher average unit net realized selling prices. Lower gross profit in prior periods was attributable to lower business volume consistent with conditions in the construction industry generally combined with higher raw material costs during those periods. The Company includes certain costs such as distribution costs in its selling, general and administrative expenses. Accordingly, the Company's gross profit may not be comparable to other companies that include such costs in their cost of goods sold.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of all costs incurred in connection with the sales and marketing of our products, including distribution and warehousing costs and all administrative costs. The major items included in sales and marketing expenses are:

  •
  costs associated with employees in our sales, marketing and customer service departments, including both fixed salaries and bonuses typically based on agreed targets;

  •
  advertising costs;

  •
  warehousing costs related to our distribution centers; and

  •
  administrative expense amounts paid in connection with legal matters and environmental compliance.

        Changes in sales and marketing expenses as a percentage of our revenue may be affected by a number of factors, including changes in sales prices and /or volumes, as higher sales prices and/or volumes enable us to spread the fixed portion of our sales and marketing expenses over higher sales revenue. Sales and marketing expenses may increase from time to time due to advertising or marketing expenses associated with new product or enhanced product introductions and promotions and higher commissions paid to our sales force for achieving certain targets.

        Administrative expenses include management salary and payroll costs, rent and miscellaneous administrative and overhead costs. Administrative expenses also include management fees accrued and paid to our Sponsors.

        On October 1, 2005, we adopted Financial Accounting Standards Board ("FASB") Statement 123(R), "Share-Based Payment" for our stock option plan. Upon adoption, we selected the modified prospective method. Under the Statement, we are required to record compensation expense for all awards granted after the date of adoption. Such compensation expense is included in selling, general and administrative expenses in our statements of operations.

        We incurred significant administrative costs in the second half of 2005 resulting from the 2005 Transactions. We also incurred significant administrative costs relating to our 2006 acquisition of Nevamar, most of which were capitalized as part of our investment in Nevamar. We also incurred significant additional administrative related costs in 2007 in connection with the preparation of a registration statement related to our senior subordinated notes and the related ongoing compliance costs associated with being a public reporting company.

  Depreciation and Amortization

        Depreciation costs relate to the depreciation of property, plant and equipment. For financial reporting purposes, we calculate depreciation on a straight-line basis over the expected useful life of each class of asset.

        Amortization costs relate to the amortization of intangible assets, which consist primarily of key customer lists, patents and trademarks. We calculate amortization on a straight-line basis, over the expected useful life of the asset, with each identifiable asset assessed individually. Key customer lists, patents and trademarks are amortized over their respective estimated useful lives to their estimated residual values. These useful lives generally range from 3 to 15 years. See "—Additional Factors Affecting Comparability of Results—The 2005 Transactions" for information concerning future increases in amortization expense as a result of the 2005 Transactions.

  Interest Expense/Interest Income

        Interest expense consists of interest on our outstanding indebtedness and the amortization of debt acquisition costs and other financial income and expenses. Interest income consists primarily of interest earned on cash balances in our bank accounts. See "—Additional Factors Affecting Comparability of Results—The 2005 Transactions" for information concerning future increases in interest expense as a result of the 2005 Transactions.

  Income Tax Expense

        Income tax expense is incurred at the U.S. federal, foreign and state levels. We are subject to taxation primarily in two jurisdictions, the United States and Canada. Our effective tax rate was (57%) for the year ended December 31, 2007, 27% for the year ended December 31, 2006, 23% for the period from October 1, 2005 to December 31, 2005 and (64%) for the nine months ended September 30, 2005. The difference between the effective income tax rate and the federal statutory rate in 2007 is primarily attributable to a cumulative tax effect resulting from a Canadian statutory rate decrease being phased in through 2012.

Additional Factors Affecting Comparability of Results

  The 2005 Transactions

        On September 30, 2005, through a series of mergers and related transactions, Panolam Holdings Co. acquired the business formerly conducted by Panolam Industries Holdings, Inc. (which was controlled by affiliates of The Carlyle Group), for aggregate cash consideration of $347.5 million, less funded debt at closing and certain expenses of the transaction. The 2005 Acquisition was accounted for using the purchase method of accounting.

        Panolam Holdings Co., is controlled by Genstar Capital LLC and The Sterling Group.

        Financing for the 2005 Acquisition consisted of the following:

  •
  We borrowed $135.0 million under a seven-year term loan as part of a senior credit facility with Credit Suisse as joint lead arranger and administrative agent and Jefferies Babson Finance LLC, an affiliate of Jefferies & Company, Inc., as joint lead arranger. The senior credit facility included a $20.0 million revolving credit facility for general corporate purposes from which we drew $2.5 million at the consummation of the 2005 Acquisition to fund the payment for any cash that remained on our balance sheet at closing. We repaid the revolving credit borrowing in October 2005.

  •
  We issued $151.0 million of our 10 3/4% Senior Subordinated Notes due 2013.

  •
  The Sponsors, together with our chief executive officer and certain other members of our management team, contributed $80.0 million in equity.

        At September 30, 2005, the total capitalized debt acquisition costs related to the 2005 Transactions were $11.5 million, of which $5.2 million related to the issuance of our senior subordinated notes and $6.3 million related to the new senior credit facility. During the period October 1, 2005 through December 31, 2005, we capitalized an additional $0.3 million of financing costs, $0.2 million related to our senior subordinated notes and $0.1 million related to the senior credit facility. In addition, as of September 30, 2005, we incurred expenses related to the 2005 Transactions of $19.4 million. Of that amount, $5.0 million was included in selling, general and administrative expenses as compensation expense, $1.5 million of early payment penalty fees on the previous credit facility and the write-off of capitalized financing costs of $6.2 million were included in interest expense and the remaining $6.7 million was included on the statement of operations as transaction expenses. During the period October 1, 2005 through December 31, 2005, we incurred an additional $0.3 million of transaction expenses. The capitalized portions related to the financing will be amortized over the life of our senior subordinated notes or senior credit facility, as appropriate.

        In connection with the 2005 Acquisition and change of control, purchase accounting was applied, and all assets were revalued and goodwill recorded, based on valuations and other studies. As such, the value of intangibles (both definite and indefinite lived), goodwill and property, plant and equipment increased significantly. The increase in the valuation of the definite lived intangible asset and the property, plant and equipment, as well as the increase in debt acquisition costs, will increase the depreciation and amortization expense and cost of sales considerably as compared to prior periods.

  The Acquisition of Nevamar

        On March 1, 2006, Panolam Industries acquired all of the outstanding equity securities of Nevamar Holdco, LLC, the parent of Nevamar Company, LLC, a manufacturer of decorative surface products. Nevamar is included in our results beginning on March 1, 2006. The Nevamar acquisition was accounted for using the purchase method of accounting. Nevamar designs and sells decorative laminates and other surfacing materials used in the commercial and residential furniture, fixtures and cabinet markets, as well as the graphic arts industry. The total consideration paid for Nevamar was $80.0 million, consisting of $75.0 million in cash and the issuance by Panolam Holdings Co. to the sellers of a $5.0 million junior subordinated note. At the time of closing, $1.0 million of the purchase price was put into an escrow account, which was ultimately returned to us in the form of a working capital adjustment pursuant to the acquisition agreement. In addition, we incurred $3.9 million in closing costs related to the Nevamar acquisition. At closing, we issued a junior subordinated note to the sellers against which we could offset certain amounts that would be owed to us in the event we asserted a claim for indemnification under the acquisition agreement. At December 31, 2007, we had offset approximately $0.1 million in claims against the junior subordinated note. In January 2008, we settled the junior subordinated notes with the sellers for approximately $2.4 million and as part of the settlement agreement, we will no longer be indemnified by the sellers for certain claims. In connection with the Nevamar acquisition, we expanded our senior credit facility and borrowed an additional $80.0 million of long-term debt. Debt acquisition costs related to the $80.0 million term loan borrowed totaled $2.8 million.

Critical Accounting Policies

        Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant and sensitive accounting estimates and/or critical accounting policies relate to revenue recognition, adjustments for slow moving and obsolete inventories, potentially uncollectible accounts receivable, accruals for customer rebates, income taxes, goodwill, intangible assets and long-lived assets and stock options.

        Management strives to maintain a thorough process to review the application of accounting policies and to evaluate the appropriateness of the estimates required to prepare financial statements. Management believes that its estimates and judgments are reasonable; however, actual results and the timing of recognition of such amounts could differ from those estimates. In addition, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

  Revenue Recognition

        We recognize revenues upon shipment of products to customers, at which time, the price is fixed and determinable, collectibility is reasonably assured and all the provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled. The date of shipment corresponds to the date upon which the customer takes ownership of the product. Revenues, including shipping charges, are recorded at the net amount to be received after deductions for estimated discounts and allowances including customer rebates. These estimates and reserves are determined and adjusted as needed based upon historical experience and other related factors.

  Inventory Obsolescence

        We provide adjustments for excess, slow-moving and obsolete raw materials and finished goods based on estimates of future projections and current conditions.

  Allowance for Uncollectible Accounts; Discounts and Allowances (Rebates)

        Management reviews its trade accounts receivable balances for collectibility on a regular basis and whenever events and circumstances indicate that the carrying amount may not be collectible and provides currently for any unrealizable amounts. In making such determinations, management uses its industry experience, customer history and current economic factors.

        We provide allowances for cash discounts based on average annual expected discounts. We also provide for rebates based on experience by customer and the current period's rebatable sales projections.

  Income Taxes

        Deferred income taxes are provided on net operating loss carryovers and on the future income tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes. Deferred income tax assets and liabilities are measured using tax rates expected to apply in the years in which those temporary differences are expected to reverse. The effect of changes in income tax rates is recognized in earnings in the period in which the change occurs. We adopted Financial Accounting Standards Board Interpretation No. 48 ("FIN 48") on January 1, 2007 which did not result in a material change in our liability for unrecognized tax benefits. We file a consolidated federal income tax return except for our foreign subsidiary, which files in its local jurisdiction.

  Goodwill, Intangible Assets and Long-Lived Assets

        Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually and more frequently when a triggering event occurs. Further, intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Our management makes determinations of the useful lives of our intangible assets, including goodwill and intellectual property. These determinations are based on the usefulness of the specific intangible asset, as determined by management using its industry experience and employing our company strategy. We performed our required impairment tests of goodwill and other indefinite lived intangible assets as of December 31. We did not record any impairment during the years ended December 31, 2007 and 2006.

        Long-lived assets, including property, plant and equipment, net and other finite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. We performed our required impairment tests of long-lived assets and other finite life intangible assets as of December 31. We did not record any impairment during the years ended December 31, 2007 and 2006.

  Share-Based Payments

        In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), which eliminates the alternative to use the intrinsic value method of accounting, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees and directors. SFAS 123(R) requires that the expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value based measurement in accounting generally for all share-based payment transactions with employees. This method includes estimates and judgments pertaining to term, volatility, risk-free interest rates, and dividend yield and forfeiture rates.

        Before our adoption on October 1, 2005 of SFAS No. 123(R), "Share-Based Payment (as amended)," we followed the intrinsic method of accounting for our stock-based compensation under the guidelines set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant.

Results of Operations

        The following tables set forth summary results of operations data, including the components of net income as a percentage of net sales, for the years ended December 31, 2006 and 2007, and for the periods January 1, 2005 through September 30, 2005 and October 1, 2005 through December 31, 2005 and for fiscal 2005 on a combined basis.

	Predecessor	Successor	Combined	Successor
	January 1 through September 30,	October 1 through December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(in thousands)
	2005	2005	2005(1)	2006	2007
Statement of Operations Data:
Net sales	$219,856	$68,371	$288,227	$460,078	$424,397
Cost of goods sold.	168,350	55,413	223,763	357,494	333,529

Gross profit	51,506	12,958	64,464	102,584	90,868
Selling, general and administrative expenses	25,827	8,429	34,256	52,783	51,271
Transaction expenses(2)	6,685	263	6,948	—	—

Income from operations	18,994	4,266	23,260	49,801	39,597
Interest expense(3)	20,693	6,918	27,611	35,577	34,891
Interest income	(140)	(68)	(208)	(628)	(612)

Income (loss) before income taxes (benefit)	(1,559)	(2,584)	(4,143)	14,852	5,318
Income taxes (benefit)	996	(589)	407	3,959	(3,006)

Net income (loss)	$(2,555)	$(1,995)	$(4,550)	$10,893	$8,324

(1)
Represents the addition of the results from the predecessor period from January 1, 2005 through September 30, 2005 and the successor period from October 1, 2005 through December 31, 2005. This combined presentation is not in accordance with GAAP; however, we believe it is useful in analyzing and comparing certain of our operating trends from fiscal 2005 to fiscal 2006 and 2007.

(2)
Includes expenses incurred in connection with the 2005 Transactions.

(3)
In connection with the 2005 Transactions, we wrote off debt financing costs of $6,211 for the nine months ended September 30, 2005.

	Predecessor	Successor	Combined	Successor
	January 1 through September 30,	October 1 through December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(in thousands)
	2005	2005	2005(1)	2006	2007
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold.	76.6	81.1	77.7	77.7	78.6

Gross profit	23.4	18.9	22.3	22.3	21.4
Selling, general and administrative expenses	11.7	12.3	11.9	11.5	12.1
Transaction expenses	3.0	0.4	2.4	—	—

Income from operations.	8.7	6.2	8.0	10.8	9.3
Interest expense	9.4	10.1	9.6	7.7	8.2
Interest income	—	(0.1)	(0.1)	(0.1)	(0.2)

Income (loss) before income taxes (benefit)	(0.7)	(3.8)	(1.5)	3.2	1.3
Income taxes (benefit)	0.5	(0.9)	0.1	0.8	(0.7)

Net income (loss)	(1.2)%	(2.9)%	(1.6)%	2.4%	2.0%

(1)
Represents the addition of the results from the predecessor period from January 1, 2005 through September 30, 2005 and the successor period from October 1, 2005 through December 31, 2005. This combined presentation is not in accordance with GAAP; however, we believe it is useful in analyzing and comparing certain of our operating trends from fiscal 2005 to fiscal 2006 and 2007.

The Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

  Net Sales

        Net sales were $424.4 million for the year ended December 31, 2007 compared to $460.1 million for the year ended December 31, 2006, a decrease of approximately 8%. Sales for the year ended December 31, 2007 reflect Nevamar sales for the entire twelve-month period; whereas for the year ended December 31, 2006, the operating results for Nevamar, which was acquired on March 1, 2006, are included for the post-acquisition period only. Including the Nevamar sales from January 1, 2006 through March 1, 2006 with our 2006 sales would result in a number $68.8 million, or approximately 14%, higher than our sales for the year ended December 31, 2007. The decrease in sales is primarily attributable to lower TFM sales resulting from the slowdown in the residential housing market and the closing of two Nevamar TFM manufacturing facilities in Chino, California in June 2006 and a TFM manufacturing facility in Tarboro, North Carolina in February 2007. These decreases were partially offset by increased HPL sales. In addition, in 2007 we have experienced increased pricing pressure with respect to our TFM products. If we continue to experience similar price competition, our net sales growth could continue to decline, which could have a material adverse effect on our results of operations. Similarly, we may begin to experience similar pricing pressures with respect to our HPL products.

        Sales of decorative laminates were $375.6 million for the year ended December 31, 2007 compared to $411.6 million for the year ended December 31, 2006. Sales of decorative laminates, which includes both TFM and HPL (approximately 89% of net sales) decreased approximately 9% compared to the year ended December 31, 2006. However, increasing our 2006 sales by the amount of Nevamar sales for January and February 2006 would indicate that sales of decorative laminates declined by approximately 16% in the year ended December 31, 2007 compared to the year ended December 31, 2006.

        Sales of other products, net of the intercompany sales eliminations, principally specialty resins, decorative overlay papers and industrial laminates, were $48.8 million for the year ended December 31, 2007 compared to $48.5 million for the year ended December 31, 2006. Other product sales (approximately 11% of net sales) remained relatively flat in 2007 as compared to 2006. For the year ended December 31, 2007, specialty resins accounted for approximately 5% of our total sales, while industrial and other specialty laminates, and decorative overlay papers accounted for approximately 3% and 1% of our sales, respectively.

        The adverse sales environment in 2007 has been largely the result of the slowdown in residential construction, both for new construction and renovations of existing construction, and to a lesser extent increasing softness in our commercial business. We expect the current environment to continue, or perhaps become more challenging, at least for the duration of 2008.

  Gross Profit

        The gross profit margin as a percentage of net sales decreased to 21.4% in the year ended December 31, 2007 from 22.3% in the year ended December 31, 2006. The reduction in our gross profit margin for the year ended December 31, 2007 was primarily attributable to rising costs related to energy and raw materials and higher depreciation expense which was partially offset by cost reduction initiatives related to the restructuring of Nevamar, many of which were implemented in 2006. These cost savings included headcount reductions, consolidation of manufacturing operations and other synergies realized through the consolidation of the operations of Panolam and Nevamar.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses, which primarily consist of sales and marketing expenses, were $51.3 million for the year ended December 31, 2007 compared to $52.8 million for the same period in 2006, a decrease of approximately 3%. Including Nevamar's selling, general and administrative expenses in 2006 through March 1, 2006 with our 2006 selling, general and administrative expenses would result in a number $6.6 million, or approximately 11%, higher than our selling, general and administrative expenses for the year ended December 31, 2007. The decrease in selling, general and administrative expenses in 2007 is primarily attributable to the cost savings related to the restructuring of Nevamar which included headcount reduction, consolidation of the sales and marketing functions and other synergies realized through the consolidation of the operations of Panolam and Nevamar. As a percentage of net sales, selling, general and administrative expenses were 12% for the year ended December 31, 2007 and approximately 11% for the year ended December 31, 2006.

  Interest Expense

        Interest expense, which includes the amortization of debt acquisition costs, was $34.9 million for the year ended December 31, 2007 compared to $35.6 million for the same period in 2006, a decrease of approximately 2%. The decrease in interest expense in 2007 is primarily attributable to lower average debt levels resulting from prepayments of our term debt in an aggregate amount of $20.0 million and $24.5 million in 2007 and 2006, respectively, and to a lesser extent lower interest rates.

  Income Taxes

        Income tax benefit for the year ended December 31, 2007 was $3.0 million as compared to a $4.0 million tax provision for the same period in 2006. The effective tax rate for the year ended

December 31, 2007 was (57%) compared to 27% for the year ended December 31, 2006. The significant decrease in the effective tax rate for the year ended December 31, 2007 as compared to the rate for the year ended December 31, 2006 is primarily attributable to a cumulative tax effect resulting from the Canadian statutory rate decrease being phased in through 2012. We expect our effective tax rate for 2008 to be 38%.

  Net Income

        Net income for the year ended December 31, 2007 was $8.3 million compared to $10.9 million for the year ended December 31, 2006, a decrease of approximately 24%. The decrease in net income is primarily attributable to lower net sales in the year ended December 31, 2007 compared to the year ended December 31, 2006, which were partially offset by decreases in the cost of goods sold, selling general and administrative expenses, interest expense and income taxes in the year ended December 31, 2007.

The Year Ended December 31, 2006 compared to the Period from October 1, 2005 to December 31, 2005 for the Successor combined with the Nine Months Ended September 30, 2005 for the Predecessor

        The following references to the year 2005 include the combined results of our predecessor company for the nine months ended September 30, 2005 and our successor company for the period from October 1, 2005 to December 31, 2005. Please see the chart on page 29 for more information.

        The discussions regarding the results of operations and the analysis of cash flows and working capital for the year ended December 31, 2005 are based on the combined results for the Predecessor period of January 1, 2005 through September 30, 2005, and the Successor period of October 1, 2005 through December 31, 2005. This combined presentation is not in accordance with GAAP; however, we believe it is useful in analyzing and comparing certain of our operating trends from fiscal 2005 to fiscal 2004 and 2006. Because of purchase accounting adjustments related to the 2005 Transactions, certain amounts may not be comparable between the year ended December 31, 2005 and the years ended December 31, 2004 and 2006. In the following discussions, we have explained and quantified any material changes in results of operations for the combined 2005 period that resulted from the 2005 Transactions.

  Net Sales

        Net sales were $460.1 million for the year ended December 31, 2006 compared to $288.2 million for combined 2005, an increase of approximately 60%. The increase is primarily attributable to the March 2006 acquisition of Nevamar. The increase in sales in 2006 over the combined 2005 comparable period excluding the Nevamar acquisition was 4%. Sales of decorative laminates of $411.6 million for the year ended December 31, 2006 (approximately 89% of net sales) increased approximately 66% compared to combined 2005. The increase in decorative laminate sales excluding the Nevamar acquisition was approximately 2%.

        Sales of other products, principally specialty resins, decorative overlay papers and industrial laminates, of $48.5 million for the year ended December 31, 2006 (approximately 11% of net sales) increased from approximately $40.6 million for combined 2005, an increase of approximately 19%. For the year ended December 31, 2006, specialty resins accounted for approximately 5.3% of our total sales, while industrial and other specialty laminates, and decorative overlay papers accounted for approximately 2.7% and 1.0% of our sales, respectively. The increase in both decorative laminate sales and other product sales, taking into consideration the Nevamar acquisition, relates primarily to increased demand in our products. While sales increased from combined 2005 to 2006, we began to experience increased pricing pressure with respect to our TFM product line in 2006. These pressures have continued in 2007.

        Sales of decorative laminates as a percentage of net sales increased from 86% for combined 2005 to 89% for 2006, while sales of other products as a percentage of net sales decreased from 14% for combined 2005 to 11% for 2006. Sales of decorative laminates as a percentage of net sales increased from combined 2005 to 2006 primarily because approximately 95% of Nevamar's sales are included in our decorative laminate segment.

  Gross Profit

        Gross profit was $102.6 million for the year ended December 31, 2006 compared to $64.5 million for combined 2005, an increase of approximately 59%. The increase is primarily attributable to the March 2006 acquisition of Nevamar. The gross profit margin as a percentage of net sales remained relatively constant at 22% in 2006 compared to combined 2005. Nevamar's margins were lower than our historical margins, and the inclusion of Nevamar for the 10-month period in 2006 lowered our consolidated gross profit margin by approximately 1%. On a year-over-year basis, including Nevamar, our gross profit margins in both the decorative laminate and other products segment were consistent with prior year levels. While Nevamar's margins were historically lower than our margins, we were able to offset the impact of these lower margins primarily through the implementation of aggressive cost control programs and the offsetting of higher energy, transportation and raw material costs with price increases and transportation and fuel surcharges.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $52.8 million and $34.3 million in 2006 and combined 2005, respectively. Selling, general and administrative expenses primarily consist of expenses associated with the sale and marketing of our products. Selling, general and administrative expenses in combined 2005 also included $5.0 million in compensation expenses related to the 2005 transactions. As a percentage of net sales, selling, general and administrative expenses remained relatively constant at approximately 12% in 2006 compared to the combined 2005 period. The increase in expenses in 2006 is primarily attributable to the impact of the Nevamar acquisition and the inclusion of Nevamar's operating expenses for the ten-month post-acquisition period.

  Transaction Expenses

        During the year ended December 31, 2005, we incurred $6.9 million in expenses in connection with the change in ownership and financing transactions on September 30, 2005. In addition, as previously noted, we recorded $5.0 million in compensation expenses related to the 2005 Transactions, which were recorded as selling, general and administrative expenses.

  Interest Expense

        Interest expense, which includes the amortization of debt acquisition costs, was $35.6 million for 2006 compared to $27.6 million for combined 2005. The increase in interest expense is primarily attributable to higher interest rates and higher average debt levels. The higher average debt levels in 2006 are primarily attributable to the additional term debt borrowings related to the Nevamar acquisition and the full year inclusion of the senior subordinated notes in 2006, whereas in 2005 the senior subordinated notes were outstanding for the fourth quarter only.

  Income Taxes

        Income tax provision in 2006 was $4.0 million as compared to a tax provision of $0.4 million in combined 2005. The increase in the income tax provision is primarily attributable to the increased profitability due primarily to the Nevamar acquisition. In 2006, the effective tax rate was 27%

compared to a rate of (10)% for combined 2005. The change in tax rates was caused primarily by the deductibility of certain transaction costs and state and foreign income tax provisions.

  Net Income

        Net income for 2006 was $10.9 million compared to a net loss of $4.6 million for combined 2005. The increase in net income is primarily attributable to our 2006 acquisition of Nevamar, partially offset by higher costs of goods sold and selling, general and administrative expenses and interest expense as a result of the acquisition. In addition, we incurred $6.9 million of transaction expenses during 2005 that did not recur in 2006.

Liquidity and Capital Resources

        We require working capital to reinvest in our business and to repay or continue prepaying our indebtedness. The largest portion of our capital expenditures for 2007 was related to modifications at our Morristown, Tennessee facility to facilitate production of FRP at that location. Our total capital expenditures were approximately $8.8 million in 2007 (56% of which were related to our Morristown, Tennessee facility) and we anticipate total capital expenditures to approximate $5.5 million in 2008.

        The principal sources of cash to fund our liquidity needs are cash provided by operating activities and cash provided by borrowings under our senior credit facility. Restrictive covenants in our debt agreements restrict our ability to pay dividends and make other distributions. Specifically, the senior credit facility restricts us from making payments of dividends or distributions, including to Panolam Holdings, subject to certain exceptions. Under certain circumstances we are permitted to pay dividends or distributions from our consolidated excess cash flow provided that, after giving effect to the dividend or distribution, we have a consolidated leverage ratio (calculated as a ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the senior credit facility) as of the last day of any fiscal quarter) not exceeding 3.75 to 1.00 under the terms of our senior credit facility. Our senior credit facility also requires us to maintain a maximum consolidated leverage ratio (5.50 to 1.00 as of December 31, 2007 and 5.00 to 1.00 as of the end of each quarter ending during fiscal year 2008) that decreases over time and to limit the amount of our capital expenditures in any fiscal year. As of December 31, 2007 our consolidated leverage ratio was 4.32 to 1.00. See Note 11 to our consolidated financial statements for additional information with respect to our senior credit facility.

        The indenture governing our senior subordinated notes also restricts us from making payments of dividends or distributions, subject to certain exceptions, unless, among other things, all such payments are less than 50% of our consolidated net income for the period from October 1, 2005 to the most recently ended fiscal quarter at the time of the payment.

        When cash generated from our operations is sufficient, we may apply portions of our excess cash towards the repayment of our long-term debt. In the years ended December 31, 2007 and 2006, we prepaid long-term debt of approximately $20.0 million and $24.5 million, respectively.

  Analysis of Cash Flows and Working Capital

        Cash provided by operating activities was $28.1 million for the year ended December 31, 2007 compared to $42.3 million for the year ended December 31, 2006. The decrease in cash flow in 2007 related primarily to a decrease in net income and a higher increase in the non-cash components of working capital compared to 2006, all of which was partially offset by an increase in non-cash expenses including depreciation and amortization and deferred taxes. Cash provided by operating activities was $42.3 million and $26.4 million for 2006 and combined 2005, respectively. The increase in cash from operating activities in 2006 as compared to combined 2005 is primarily attributable to an increase in net income resulting from the acquisition of Nevamar for the ten-month post-acquisition period and an increase in depreciation and amortization.

        Cash used by investing activities was $8.8 million for the year ended December 31, 2007 compared to $90.4 million for the year ended December 31, 2006. The decrease in cash used by investing activities in 2007 as compared to 2006 is primarily related to cash expended for the Nevamar acquisition of $77.8 million in 2006 and by decreased capital spending of $3.8 million for year ended December 31, 2007 as compared to the year ended December 31, 2006. Total capital spending for the year ended December 31, 2007 was $8.8 million compared to $12.6 million for the same period in 2006. Cash used by investing activities was $90.4 million and $8.7 million for 2006 and combined 2005, respectively. The increase in cash used by investing activities in 2006 as compared to combined 2005 is primarily related to cash expended for the Nevamar acquisition of $77.8 million and increased capital spending of $3.9 million. Total capital spending for 2006 was $12.6 million compared to $8.7 million for combined 2005.

        Cash used by financing activities was $20.4 million for the year ended December 31, 2007 compared to a cash inflow of $52.1 million in the year ended December 31, 2006. During the year ended December 31, 2007, the cash used by financing activities resulted primarily from $20.0 million in term debt prepayments and $0.4 million in costs associated with the preparation of the registration statement for our senior subordinated notes. During the year ended December 31, 2006, cash provided by financing activities resulted primarily from the additional term debt borrowings of $80.0 million, which we used to fund the Nevamar acquisition. For the year ended December 31, 2006, the cash from the additional term debt borrowings was offset in part by debt acquisition cost of $2.8 million and term debt repayments of $25.1 million. Cash provided by financing activities was $52.1 million in 2006 and an outflow of cash of $13.3 million in combined 2005, respectively. During the year ended December 31, 2005, a net cash outflow from financing activities of $13.3 million resulted from payments made to previous shareholders and retirement of stock of $153.0 million, retirement of previous bank debt of $209.4 million, payments of debt financing costs of $11.8 million and redemption of options of $4.1 million. These outflows of cash in combined 2005 were partially offset by proceeds from new bank debt of $135.0 million, proceeds of $150.0 million from the issuance of our senior subordinated notes and a capital contribution of $80.0 million made by the Sponsors and certain members of management.

        We expect to fund ongoing operations through cash generated by operations and borrowings under our revolving credit facility. Our senior credit facility, which became effective in connection with the 2005 Transactions on September 30, 2005, initially consisted of a $135.0 million senior secured single draw seven-year term loan facility, and a $20.0 million senior secured five-year revolving credit facility, of which $2.5 million was drawn down on September 30, 2005, and repaid in October 2005. In March 2006, the term loan was increased to $215.0 million and the revolving credit facility was increased to $30.0 million. We prepaid $20.0 million and $24.5 million of the term loan in 2007 and 2006, respectively. We had no revolver borrowings at December 31, 2007; however we had letters of credit issued in respect of worker's compensation claims in an aggregate amount of $4.1 million which reduces our availability under the revolving credit facility to $25.9 million.

        Borrowings under our senior credit facility bear interest at our option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The interest rates on borrowings under our revolving credit facility are subject to adjustment based on our leverage. At December 31, 2007 and December 31, 2006, the interest rate on the term loan facility was at annual rates of 7.59% and 8.10%, respectively. Our senior credit facility requires us to meet a maximum total leverage ratio, a minimum interest coverage ratio and an annual maximum capital expenditures limitation, which were 5.50, 1.90 and $11.4 million (including a $2.4 million carryover from 2006) at December 31, 2007, respectively. In addition, the senior credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinated debt and engage in certain other activities customarily restricted in such agreements. As of December 31, 2007, we were in compliance with all of these covenants. The senior credit facility also contains certain customary events of default, subject to grace periods, as appropriate.

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

        We refinanced our debt in December 2004, borrowing $134.0 million under a first lien term loan facility and $75.0 million under a second lien term loan facility. These amounts are consistent with the payment of our previous debt and a dividend to stockholders. The refinancing reduced the applicable interest margin and lengthened the amortization schedule of our bank debt. We wrote off $2.9 million of the fees associated with an October 2003 refinancing and capitalized $7.4 million of fees related to the December 2004 refinancing. On September 30, 2005, these loans were paid in full as part of the 2005 Transactions.

        Our ability to make scheduled payments and additional prepayments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations, available cash and cash equivalents, together with borrowings available under our senior credit facility, will be adequate to meet our future liquidity needs over the next 12 months. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

  Contractual Obligations

        The following table summarizes our financial commitments as of December 31, 2007:

		Payments by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Term loan facility(1)	$169,586	$—	$—	$—	$—	$169,586	$—
Senior subordinated notes	151,000	—	—	—	—	—	151,000
Capital lease obligations	69	47	22	—	—	—	—
Operating lease obligations(2)	13,742	2,376	1,761	1,734	1,731	1,654	4,486
Purchase obligations(3)	35,070	35,070	—	—	—	—	—
Income tax obligations	3,076	3,076	—	—	—	—	—
Benefit plan obligations(4)	4,079	295	283	327	347	367	2,460
Intercompany payable to Panolam Holdings Co(5)	5,619	—	—	—	—	—	5,619
Annual management fee(6)	9,000	1,500	1,500	1,500	1,500	1,500	1,500
Fixed interest charges—term loan(7)	61,142	12,872	12,872	12,872	12,872	9,654	—
Fixed interest charges—senior subordinated notes(7)	93,339	16,233	16,233	16,233	16,233	16,233	12,174

Total contractual obligations	$545,722	$71,469	$32,671	$32,666	$32,683	$198,994	$177,239

(1)
During the three month period ended March 31, 2008, we prepaid an additional $2,000 of term debt; the entire remaining term loan balance of $167,586 is due in September 2012.

(2)
Includes $2,544 of operating lease obligations related to closed Nevamar plants and distribution centers. This liability has been accrued for through purchase accounting and the current portion of the operating lease obligations is reflected in the balance sheet line item labeled accrued liabilities and the long-term portion is reflected in the balance sheet line item labeled other liabilities.

(3)
Consists of obligations for the purchase of raw materials, other goods and services and capital purchases of plant improvements and machinery and equipment.

(4)
Consists of estimated benefit payments scheduled to be paid over the next ten years. The accrual for pension and post-retirement benefit costs totaling $4,079 is included in two balance sheet line items labeled accrued liabilities—$58 and other liabilities—$4,021.

(5)
Amount for the column labeled "Thereafter" reflects the principal and accrued interest at December 31, 2007 of $5,619 related to the junior subordinated note issued by Panolam Holdings Co. to the sellers of Nevamar. In January 2008, the Company settled the junior subordinated notes with the sellers for approximately $2,377.

(6)
Amount for the column labeled "Thereafter" reflects only one year of additional payments. Each subsequent year would require a payment of $1,500.

(7)
Amount reflects the total interest expected to be paid through September 30, 2012 for the term loan facility computed using the interest rate in effect at December 31, 2007 of 7.59%. For the senior subordinated notes, the amount reflects the total interest expected to be paid through September 30, 2013 computed using the fixed interest rate of 10.75%.

        The capital leases referred to above are for forklifts in our Elkhart, Indiana distribution center. The operating leases referred to in the above table include our manufacturing facilities in Huntsville, Ontario; Oshkosh, Wisconsin; Albany, Oregon; Norcross, Virginia; Auburn, Maine; Hampton, South Carolina; and Morristown, Tennessee; our corporate headquarters in Shelton, Connecticut, our distribution centers in Elkhart, Indiana; Conyers, Georgia; Rancho Cucamonga, California; Dallas, Texas; Westampton, New Jersey; and Montevideo, Minnesota, and to the extent applicable, our closed manufacturing and distribution facilities. Leases include buildings, machinery, office equipment and vehicles.

        In April 2005, we contracted to build an addition to our Morristown, Tennessee facility for an expansion of our industrial and engineered laminates line. Construction began in the third quarter 2005 and the project was completed in the latter part of the fourth quarter of 2007. Total capital expenditures for this project were approximately $5.6 million in combined 2005, $8.6 million in 2006 and $4.9 million in 2007.

Off Balance Sheet Obligations

        We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Regulatory Compliance

        We are subject to federal, state, local and foreign (Canadian) laws, regulations and ordinances pertaining, among other things, to the quality and the protection of the environment and human health and safety and that require us to devote substantial time and resources in an effort to maintain continued compliance. There can be no assurance that judicial or administrative proceedings seeking penalties or injunctive relief will not be brought against us for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which we are currently unaware. In addition, changes to such regulations or the enactment of new regulations in the future could require us to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital requirements, operating expenses and other costs associated with compliance. We believe we have adequately provided for costs related to our ongoing obligations with respect to known environmental liabilities. Expenditures related to environmental liabilities during the year ended December 31, 2007 did not have a material effect on our financial condition or cash flows. Such expenditures are related to the costs to maintain general compliance at our facilities. The majority of the costs include staffing and training expenses, permitting and emission based fees, testing and analytical fees and waste disposal fees.

        Our Auburn, Maine facility is subject to a Compliance Order by Consent, or COC, dated May 5, 1993, issued by the State of Maine Department of Environmental Protection, or DEP, with regard to unauthorized discharges of hazardous substances into the environment. We, along with the previous owners, are named in the COC, and are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The nature and extent of remediation has not yet been determined. The financial obligation of the previous owners to investigate and/or remediate is unlimited except with regard to a portion of the land known as "area 2" at our Auburn, Maine facility, which is capped at $10.0 million. We have recorded a liability of $0.7 million at December 31, 2007 and 2006, for site remediation costs in excess of costs assumed by the previous owners. We could incur additional obligations in excess of the amount accrued and our recorded estimate may change over time. We expect this environmental issue to be resolved within the next five to ten years.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

        Amounts outstanding under our senior credit facility bear interest at LIBOR plus an applicable margin or at an alternate base rate plus an applicable margin. These interest rates can fluctuate based on market rates. Based on the outstanding amount of our variable rate indebtedness at December 31, 2007, a 10% change in the interest rates at December 31, 2007 would have the effect of increasing or decreasing interest expense by approximately $1.3 million. Potential interest rate impact would also be affected by utilization of the revolving credit facility. At December 31, 2007, there were no borrowings outstanding under our revolving credit facility.

        The net amounts paid or received and net amounts accrued through the end of the accounting period are included in interest expense. Interest expense also includes the amortization of debt acquisition costs. For the year ended December 31, 2005, interest expense also included the write-off of $6.2 million in unamortized debt acquisition costs associated with repaid debt.

  Foreign Currency Exchange Risk

        We have a Canadian subsidiary, Panolam Industries, Ltd., that has a manufacturing facility in Canada that sells to both Canadian and U.S. customers and purchases from both Canadian and U.S. suppliers. Our Canadian subsidiary operates within its local economic environment and utilizes its own operating cash flow to fund its operations. The Canadian subsidiary's sales tend to be evenly split between U.S. and Canadian customers but shift depending on market demand; however, a greater percentage of raw materials purchases are in local currency. As a result, when the Canadian dollar strengthens, expenses increase as a percent of sales when reported in U.S. dollars. Conversely, when the Canadian dollar weakens it has the opposite effect. At the same time the Canadian foreign exchange rate fluctuations require revaluation of the Canadian subsidiary's balance sheet resulting in foreign currency translation exchange gains or losses being charged or credited to other comprehensive income or (loss) on the balance sheet. We do not enter into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk.

        During the year ended December 31, 2007, we recorded $1.3 million in expense related to net foreign exchange transaction and revaluation adjustments, compared to foreign exchange income of approximately $0.1 million during the year ended December 31, 2006. At December 31, 2006, we had approximately $0.3 million of unfavorable foreign currency translation adjustments and at December 31, 2007 we had approximately $17.6 million of favorable foreign currency translation adjustments included in stockholder's equity. There can be no assurances that the Canadian foreign exchange rate will not fluctuate adversely in the future and the potential risk for translation losses is not quantifiable.

  Commodity Pricing Risk

        We purchase commodities for our products such as paper, resins (and the chemicals used in making resins), wood furnish (used in the production of particleboard), raw particleboard and medium density fiberboard (MDF). We also purchase other commodities, such as natural gas, heating oil and electricity. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor, and we are subject to risks on the pricing of these commodities. We do not engage in hedging activities for these commodities.

  Credit Concentration Risk

        We sell HPLs and TFMs to various distributors and OEMs; and we extend credit to our customers based on an evaluation of their financial condition. We review our trade accounts receivable balances for collectibility whenever events and circumstances indicate that the carrying amount may not be collectible and provide currently for any unrealizable amounts.

        We had uncollateralized accounts receivable from five nonaffiliated customers approximating 11% and 13% of total gross accounts receivable balances at December 31, 2007 and 2006, respectively. Sales to these five nonaffiliated customers were 7%, 9%, 15% and 16% of consolidated net sales for the years ended December 31, 2007 and 2006, the period from October 1, 2005 to December 31, 2005 and the nine months ended September 30, 2005, respectively. No single customer represented over 10% of sales or accounts receivable.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 2007 and 2006, the period from October 1, 2005 to December 31, 2005 (Successor), and the nine months ended September 30, 2005 (Predecessor), and the notes thereto, the report of our independent registered public accounting firm thereon, and the financial statement schedule begin on page F-1 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        This annual report on Form 10-K does not include either a report of management's assessment regarding internal control or the attestation report of our registered independent public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

        Under the terms of a stockholders agreement entered into among Panolam Holdings, the Sponsors, Robert J. Muller and certain other members of our management team who invested in Panolam Holdings, each of the Sponsors have the right to elect three of our directors and are obligated to elect our Chief Executive Officer as an additional director. The following table sets forth the name, age and position of our directors and executive officers as of December 31, 2007.

Name	Age	Position
Robert J. Muller	61	Chairman, President and Chief Executive Officer
Vincent S. Miceli	50	Chief Financial Officer
Stephen C. Feuring	56	Vice President, Sales and Marketing
Jeffrey M. Muller	34	Vice President, Human Resources, General Counsel, and Secretary
Jean-Pierre L. Conte	44	Director
Darren J. Gold	38	Director
J. Ryan Clark	33	Director
William C. Oehmig	58	Director
Hunter Nelson	55	Director
Kent Wallace	37	Director
Richard H. Gesseck	62	Director

        Robert J. Muller has been our President and Chief Executive Officer since 1998 and our Chairman since 2000. Before joining us, Mr. Muller was Executive Vice President of Crane Co. for 13 years with responsibility for various industrial and supply businesses. Mr. Muller received a B.Ch.E from Manhattan College, a M.S. from the University of Massachusetts and an M.B.A. from the University of Delaware.

        Vincent S. Miceli is our Chief Financial Officer and joined us in May 2006. Before that, Mr. Miceli served as Vice President of Finance for OptiCare Health Systems, Inc., an integrated eye care service company, from May 2005 after first joining the company as Director of External Reporting in 2004. From 1994 to 2004, Mr. Miceli was Assistant Corporate Controller of Amphenol Corporation, a manufacturer of interconnect products. Mr. Miceli holds a Master of Business Administration with a concentration in finance from the University of Hartford and a Bachelor of Science in Accounting from Quinnipiac College. Mr. Miceli is also an affiliate member of both the American Institute of Certified Public Accountants and the Connecticut Society of Certified Public Accountants.

        Stephen C. Feuring is Vice President, Sales and Marketing and has been with us since 1998. Before joining us, Mr. Feuring served as Director of Marketing and Customer Service for National Vendors, a manufacturer and distributor of automatic merchandisers, from 1995 to 1998 and in various marketing positions with Cadbury Beverages, a UK confectionery and beverage company, from 1987 to 1994. Mr. Feuring received a B.S. from the University of Tennessee.

        Jeffrey M. Muller is Vice President, Human Resources, General Counsel, and Secretary and has been with us since 2000. Before joining us, Mr. Muller was a patent attorney with Ohlandt, Greeley,

Ruggiero and Perle, LLP in Stamford, Connecticut. Prior to that, Mr. Muller was a mechanical engineer with Emcore Corporation, a provider of compound semiconductor-based components and subsystems, and was responsible for the design of Metal Organic Compound Vapor Deposition equipment. Mr. Muller received a B.S. in mechanical engineering from Manhattan College, a J.D. from Albany Law School of Union University and is admitted to practice in New York, Connecticut and the U.S. Patent and Trademark Office. Mr. Muller is the son of Robert J. Muller, our Chairman, President and Chief Executive Officer.

        Jean-Pierre L. Conte became one of our directors following consummation of the 2005 Transactions. Mr. Conte is currently Chairman and Managing Director of Genstar Capital. Mr. Conte joined Genstar Capital in 1995. Before leading Genstar Capital, Mr. Conte was a principal for six years at the NTC Group, Inc., a private equity investment firm. He began his career at Chase Manhattan in 1985. He is a director of PRA International, Inc., Harlan Sprague Dawley, Inc., TravelCLICK, Inc. and Confie Seguros. Mr. Conte holds a B.A. from Colgate University and an M.B.A. from Harvard University.

        Darren J. Gold became one of our directors following consummation of the 2005 Transactions. Mr. Gold joined Genstar Capital in 2000 and is currently a Managing Director. Before joining Genstar Capital, Mr. Gold was an engagement manager with McKinsey & Company, a management consulting firm. He has served as a director at INSTALLS inc., LLC since 2002 and currently is also a director at ConvergeOne and International Aluminum. Mr. Gold holds a B.A. in Political Science and History from the University of California, Los Angeles and a J.D. from the University of Michigan.

        J. Ryan Clark became one of our directors following consummation of the 2005 Transactions. Mr. Clark is a Principal at Genstar Capital. Prior to joining Genstar Capital, Mr. Clark was an associate at Hellman & Friedman LLC, a private equity investment firm in San Francisco. Previously, he worked in the Mergers, Acquisitions and Restructuring Department at Morgan Stanley in New York. Mr. Clark currently serves as a director of Fort Dearborn Company, 21st Services, LLC, Confie Seguros Holding Co., and PRA International, Inc. Mr. Clark holds an M.B.A. from the Harvard Business School and an A.B. in Environmental Science and Public Policy from Harvard College.

        William C. Oehmig became one of our directors following consummation of the 2005 Transactions. Mr. Oehmig has been a principal with The Sterling Group since 1984, having worked previously in banking, mergers and acquisitions, and as Chief Executive Officer and Chief Financial Officer of several private companies. Before joining The Sterling Group, Mr. Oehmig represented foreign investors in purchasing and managing U.S. companies in the oil field service, manufacturing, distribution, heavy equipment and real estate industries. He began his career in Houston with Texas Commerce Bank in 1974. He currently serves on the boards of Panolam, Propex, North American Energy Partners and Universal Fiber Systems. In addition, Mr. Oehmig serves on the board of trustees at The Baylor School in Chattanooga, Tennessee. Mr. Oehmig received his B.S. in economics from Transylvania University and his M.B.A. from the Owen Graduate School of Management at Vanderbilt University.

        Hunter Nelson became one of our directors following consummation of the 2005 Transactions. He has been a principal with The Sterling Group since 1989, following the sale of Fiber Industries, Inc., a manufacturer of PET fiber and bottle resin, where he served as Vice President of Administration and General Counsel from its formation in 1988. Before joining Fiber Industries, Mr. Nelson was a partner in the law firm of Andrews & Kurth L.L.P., which he joined in 1979. At Andrews & Kurth, Mr. Nelson specialized in mergers and acquisitions, securities and corporate finance and general corporate law. Mr. Nelson's directorships include Propex Inc., Roofing Supply Group, LLC, where he serves as chairman of the board, Kerrco Inc., and several small family related businesses. In addition, Mr. Nelson is on the foundation boards of Christus Foundation for Healthcare, Strake Jesuit College Preparatory

and Yellowstone Academy. Mr. Nelson received a B.B.A. in accounting and a J.D. with honors from the University of Texas at Austin.

        Kent Wallace became one of our directors following consummation of the 2005 Transactions. Mr. Wallace joined The Sterling Group in 2001 and is currently a Managing Director of The Sterling Group. Previously he was an Assistant Vice President at Long-Term Credit Bank. Mr. Wallace began his career at Coopers & Lybrand. Mr. Wallace currently serves as a director of Hudson Products Holdings Inc. and Universal Fibers and serves on the board of directors of the Zina Garrison Foundation. He received his B.B.A. and M.P.A. in accounting from the University of Texas and his M.B.A. with honors from the Graduate School of Business at the University of Chicago.

        Richard H. Gesseck, CPA joined our board of directors on January 18, 2006. Mr. Gesseck began his career with Ernst & Young LLP in September 1969 and served publicly and privately held manufacturing and distribution entities as an audit partner for over 20 years. Mr. Gesseck retired from Ernst & Young LLP in January 2004. Currently, Mr. Gesseck serves on the Connecticut State Board of Accountancy and chairs our Audit Committee. He also teaches Securities and Exchange Commission reporting and other accounting and auditing courses for the American Institute of CPAs. Mr. Gesseck holds a B.S. in Business Administration from the University of New Haven. Mr. Gesseck is a partner with UHY LLP and a managing director and principal of UHY Advisors, Inc. He is also a board member of Nutmeg Financial, MHC and Briarwood College.

  Board Committees

        Our board of directors has established an audit committee, compensation committee and nominating and governance committee. The members of our audit committee are J. Ryan Clark, Kent Wallace and Richard H. Gesseck. The members of our compensation, and nominating and governance committees are Robert J. Muller, Darren J. Gold and Hunter Nelson. Our board of directors has determined that Richard H. Gesseck is an audit committee financial expert. There are no listing standards applicable to the company by which our board of directors may determine whether Mr. Gesseck is "independent."

  Code of Ethics

        We have not yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have not yet adopted a code of ethics because we are under no legal obligation to adopt a code of ethics and we are not a member of any self-regulatory organization that requires us to adopt a code of ethics. If and when we adopt a code of ethics, we will file a copy of the code of ethics with the Securities and Exchange Commission and will provide a copy, without charge, to any person that submits a written request to us at our principal offices.

Item 11.    Executive Compensation

Compensation Discussion & Analysis

  Overview

        The compensation committee (the "Committee") of the board of directors is primarily responsible for setting the compensation for the Company's named executive officers. The objectives of the Company's executive compensation program are to attract, motivate and retain key executives and to reward executives for value creation. The Committee seeks to foster a performance-oriented environment by tying a portion of each executive's cash compensation to the achievement of performance goals based primarily on the Company's adjusted EBITDA as defined in the Company's Credit Agreement.

        The Company's executive compensation program has three elements: base salary, a cash bonus plan called the Bonus Plan, which was adopted in February of 2007 by the Committee, and stock options granted under the Company's 2005 Equity Incentive Plan. While the Committee believes that the named executive officers' compensation should contain an appropriate mix of salary, cash incentive compensation and equity compensation, the Committee has not established a formula for allocating executive compensation among the various elements.

        Robert J. Muller, the Company's Chief Executive Officer, has an employment agreement with the Company, which is described under "Employment Agreements" beginning on page 49. The employment agreement establishes Mr. Muller's base salary and bonus opportunity. Vincent S. Miceli, Chief Financial Officer, Stephen C. Feuring, Vice President, Sales and Marketing, and Jeffrey M. Muller, Vice President, Human Resources and General Counsel, also are party to employment agreements with the Company. The employment agreements for Messrs. Miceli, Feuring and Muller are terminable by the Company or the executive at any time and do not establish the terms of their compensation. See "Employment Agreements." For these named executive officers, the Committee establishes a total cash compensation target based on the committee's knowledge of the industry and its experience with companies similarly situated to the Company. The Committee also considers management compensation of the Company's competitors, which include Formica and Wilsonart. Based on this information, the Committee was able to establish a benchmark for assessing the competitiveness of the Company's compensation and the appropriate allocation of compensation between cash and equity.

        The Committee also considers the contributions of each named executive officer to the Company's performance and the responsibilities of each named executive officer in connection with the Company's business plan. The Chief Executive Officer is a member of the Committee and provides input with respect to the contribution of each named executive officer (other than the Chief Executive Officer) to the Company's performance, particularly in connection with establishing performance targets and potential bonus payouts under the Bonus Plan. The Committee reviewed the Chief Executive Officer's recommendations in connection with making its final determination of each named executive officer's salary and bonus opportunity (other than with respect to the Chief Executive Officer). Targets under the Bonus Plan are set at the discretion of the Chief Executive Officer and the Chief Executive Officer is entitled to adjust the bonus payout of participants (other than the Chief Executive Officer) in the Bonus Plan to reflect that participant's contribution to the Company's performance.

        Except as described above, the Committee retains final decision-making power with respect to all elements of executive compensation for all named executive officers other than the Chief Executive Officer. The Committee makes recommendations regarding compensation for the Chief Executive Officer to the full Board of Directors (other than the Chief Executive Officer), which then acts on the Committee's recommendations. The Chief Executive Officer does not retain the ability to call meetings of the Committee, but the Chief Executive Officer is a member of the Committee and participates regularly in its scheduled meetings.

  Base Salary

        The Committee sets or recommends base salaries for each named executive officer at levels intended so that the Company remains competitive in the market for executive talent in which it competes and to provide each named executive officer with a predictable income that appropriately compensates the named executive officer for his contributions to the Company's performance.

        Each named executive officer's base salary is established based on the Committee's industry knowledge and peer group data as described above and is adjusted based on the named executive officer's individual performance and experience. The Committee believes that executive officers with a greater level of responsibility within the Company should receive a greater percentage of their compensation based on the Company's performance. Base salaries for the named executive officers

(other than the Chief Executive Officer) in 2007 were increased by 6%. The Chief Executive Officer did not receive a salary increase in 2007.

        Given the limited use of equity compensation in the Company's compensation program, the Company has not to date adjusted base salaries or bonus opportunities based on any amounts realized through prior equity compensation awards.

  Cash Incentive Compensation

        Each named executive officer is eligible to receive a cash bonus equal to a percentage of his salary. The cash bonus opportunity is based upon the Company's achievement of adjusted EBITDA targets set prior to the beginning of the year. EBITDA is the Company's earnings before taking into account interest, taxes, depreciation and amortization. The Company's EBITDA may be adjusted in the sole discretion of the Committee to exclude extraordinary events and acquisitions or dispositions that occur during the year. Adjusted EBITDA is determined by adding the management fee paid to the Sponsors, noncash compensation expense related to stock options granted to employees and certain other items to the Company's EBITDA. Adjusted EBITDA under the Bonus Plan is the same measurement used to determine compliance with financial covenants under the Company's senior credit facility.

        Cash incentive bonus payments are calculated by the Company's achieving budgeted adjusted EBITDA goals for the year, though bonus payouts can be adjusted by the Chairman and Chief Executive Officer to reflect individual performance. The Committee believes that this approach is the most useful measure of management's effectiveness in creating value for the shareholders of the Company. The Company measures adjusted EBITDA annually and pays annual bonus payments under the Bonus Plan if the Company has achieved the objectives set by the Committee.

        For 2007, the Committee initially set the target for adjusted EBITDA at $86.8 million. The Committee believed at the time the target was selected there was a moderate chance that the target would be achieved. During the first quarter of 2007, the Committee determined that it would be appropriate to revise the targeted adjusted EBITDA to $84.8 million in order to more appropriately reflect the Company's anticipated results due to one plant closing that occurred in early 2007. If the target was achieved, Robert J. Muller was entitled to a bonus equal to 75% of his base salary while each other named executive officer was entitled to a bonus payout of 40% of his base salary. Bonus payouts were increased or decreased based on the amount by which the Company exceeded or fell short of the adjusted EBITDA target. Cash incentive payouts for the Chief Executive Officer under the Bonus Plan ranged from 58% to 137% of his base salary depending on the adjusted EBITDA level achieved. Cash incentive payouts for the other named executive officers under the Bonus Plan ranged from 25% to 70% of the named executive officer's base salary depending on the adjusted EBITDA level achieved. No bonuses could be earned by any executive officer if the Company's adjusted EBITDA was less than $72.0 million. In fiscal 2007, officers earned Bonus Plan payments at the low end of the range, as adjusted EBITDA was 85% of the target.

  Equity Incentive

        The Company's executive officers are eligible to receive equity based awards under the Panolam Holdings Co. 2005 Equity Incentive Plan. To date, the Committee has only granted options to purchase shares of Panolam Holdings common stock under the Plan. Options are awarded at the discretion of the Committee and generally vest in equal annual installments over a five-year period. In determining the size of the option award granted to each named executive officer, the Committee considers equity awards received by similar officers at comparable companies and the Chief Executive Officer's views regarding the past and/or future contribution of the named executive officer to the Company's performance. The exercise price of all stock options is the per share fair market value of Panolam Holdings common stock on the date of grant. To determine the per share fair market value, the

Company engaged an outside consultant to provide a valuation of the Company. In making its determination, the consultant considered the fair value based methodology of accounting for employee stock options as described in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

        Newly hired executive officers typically receive grants following their hire dates, if approved by the Committee. In addition, the Committee may, in its discretion, issue additional equity incentive awards to executive officers if the Committee determines the awards promote retention. To date, the Committee has only awarded options to named executive officers upon the closing of the 2005 Transactions (for named executive officers then employed by the Company) and to Vincent S. Miceli on May 9, 2006, his initial hiring date, and on March 5, 2007.

        The Committee believes that the use of options that vest over an extended period of time promotes the retention of named executive officers as well as the Company's interest in producing shareholder value over the long term. 2005 and 2006 were transitional years for the Company. Following the 2005 Transactions and the 2006 acquisition of Nevamar the Company experienced turnover among its employees, particularly in the executive ranks. As a result, the Committee determined that the opportunity for equity ownership in the form of options to acquire common stock would provide the Company with the needed stability among its executive officers and make it more attractive for recruiting executive talent.

        Given the size of the equity awards granted to each named executive officer upon consummation of the 2005 Transactions or the date of hire, as applicable, and the size of each named executive officer's cash compensation, the Committee determined not to grant option awards to the named executive officers in 2006 or 2007 (other than the grants to Mr. Miceli).

  Other Compensation

        The Company does not provide its executive officers with significant perquisites. The amounts shown in the Summary Compensation Table under the heading "Other Compensation" represent the value of Company matching contributions to the named executive officers' 401(k) accounts and the taxable value of certain life insurance benefits. Named executive officers did not receive any other perquisites or other personal benefits.

  Chief Executive Officer Compensation

        The Chief Executive Officer's base salary and bonus opportunity are set forth in his employment agreement. "See Employment Agreements" below. The Sponsors believe that it was exceedingly important to retain the Chief Executive Officer in connection with their acquisition of the Company and negotiated the employment agreement as part of their acquisition of the Company.

        Total compensation paid to the Company's Chief Executive Officer in 2007 was significantly higher than that of the other named executive officers. The Committee and the Board of Directors believe that the Chief Executive Officer's pay is appropriate given his job experience, responsibilities and length of service with the Company. The Committee uses the same factors in recommending the compensation of the Chief Executive Officer as it does for the other participants in the Bonus Plan though the targets for the Chief Executive Officer were initially set forth in his employment agreement. Those targets were adjusted by the Committee and the Board of Directors in 2006 due to the Company's acquisition of Nevamar. The Chief Executive Officer's base salary for Fiscal 2007 was $650,000. The Chief Executive Officer received a cash incentive payment for fiscal 2007 under the Bonus Plan totaling $377,845.

Recoupment Policy

        The Company has not established a policy for the recoupment of performance based compensation in the event of a restatement of its financial statements.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the management of Panolam Industries International, Inc. Based on the Compensation Committee's review and discussion of the Compensation Discussion and Analysis with management, the Compensation Committee recommended to the Board of Directors of Panolam Industries International, Inc. that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

SUBMITTED BY THE COMPENSATION
COMMITTEE OF THE BOARD OF
DIRECTORS

Darren J. Gold, Chair
Hunter Nelson
Robert J. Muller

Summary Compensation Table—2007 and 2006

Name and Position	Year	Salary ($)		Option Awards(1)		Non-Equity Incentive Plan Compensation(2)		All Other Compensation ($)(3)		Total ($)
Robert J. Muller Chairman, President and Chief Executive Officer	2007 2006	$ $	650,000 633,333	$ $	269,319 269,319	$ $	377,845 965,000	$ $	6,396 7,500	$ $	1,303,560 1,875,152
Vincent S. Miceli(4) Chief Financial Officer	2007 2006	$ $	185,000 112,500	$ $	69,345 26,897	$ $	47,500 95,500		$2,625 —	$ $	304,470 234,897
Stephen C. Feuring Vice President, Sales and Marketing	2007 2006	$ $	185,000 168,333	$ $	53,870 53,870	$ $	47,500 142,523	$ $	6,150 4,500	$ $	292,520 369,226
Jeffrey M. Muller Vice President, Human Resources and General Counsel	2007 2006	$ $	170,000 153,333	$ $	53,870 53,870	$ $	43,750 130,646	$ $	6,750 6,067	$ $	274,370 343,916

(1)
The amounts shown in the Option Awards column represent the dollar amounts recognized in 2007 and 2006 for financial statement reporting purposes, as computed in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). For information regarding significant factors, assumptions and methodologies used in our computations pursuant to SFAS No. 123(R) with respect to awards of stock options, see Note 15, "Stock Options," to the Company's consolidated financial statements for the year ended December 31, 2007 included in this report.

(2)
Represent amounts paid resulting from the achievement of adjusted EBITDA goals established by the Company's compensation committee.

(3)
The amounts shown in the "All Other Compensation" column represent matching contributions under the Company's 401(k) plan and the taxable value of certain life insurance benefits.

(4)
Mr. Miceli joined the Company on May 9, 2006. Mr. Miceli's payout under the Company's non-equity incentive compensation plan was based on his pro rated 2006 salary.

Grants of Plan-Based Awards in 2007

        The following table shows certain information for grants of plan-based awards to our named executive officers during the year ended December 31, 2007:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
						Exercise Price of Option Awards ($/Sh)		Grant Date Fair Value of Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	All Other Option Awards: Number of Shares Underlying Options (#)
Robert J. Muller	February 5, 2007	377,845	487,500	(1)
Vincent S. Miceli	March 5, 2007				500	$750.00	(2)	$332.21
	February 5, 2007	47,500	72,000	(1)
Stephen C. Feuring	February 5, 2007	47,500	72,000	(1)
Jeffrey M. Muller	February 5, 2007	43,750	66,000	(1)

(1)
There is no maximum amount that may be earned under the Bonus Plan.

(2)
The Company engaged an independent third party appraiser to determine the exercise price of the options awarded.

Employment Agreements

  Robert J. Muller

        Panolam Industries International, Inc. and Panolam Holdings entered into a Second Amended and Restated Employment Agreement with Robert J. Muller to serve as our Chief Executive Officer effective upon the closing of the 2005 Acquisition. The agreement has an initial term ending on December 31, 2010, and after such date, Mr. Muller will continue to serve for additional one-year terms, unless either party terminates the agreement in accordance with its provisions.

        Mr. Muller's base salary is set at $550,000 per year and may be increased upon the Company's achievement of certain levels of earnings before interest, taxes, depreciation and amortization, or EBITDA, in any year. On April 1, 2006, Mr. Muller's base salary was set at $650,000. Once increased, Mr. Muller's base salary may not be decreased. Mr. Muller is also entitled to an annual bonus the amount of which is determined by the adjusted EBITDA of the Company in any calendar year and the amount by which adjusted EBITDA trails adjusted EBITDA targets for that year as established by the Board of Directors of Panolam Holdings. Under the employment agreement, Mr. Muller is also entitled to participate in all employee benefit programs, fringe benefits and perquisites available to senior executives of the Company and Panolam Holdings.

        In accordance with Mr. Muller's employment agreement, Mr. Muller acquired, in connection with the 2005 Acquisition, shares of common stock of Panolam Holdings having an initial agreed upon value of $2,000,000 pursuant to a tax-free exchange of the shares of common stock of the prior holding company of Panolam Industries International, Inc. owned by him for that of Panolam Holdings in accordance with a stock purchase agreement. As of the closing of the 2005 Acquisition, Mr. Muller also received options to purchase 8,889 shares of Panolam Holdings' common stock. The options were granted pursuant to the 2005 Equity Incentive Plan and vest in five equal annual installments on each anniversary of the grant date. In addition, the options vest in full upon the occurrence of any approved sale that occurs during the term of Mr. Muller's employment and any approved sale that takes place within one year following Mr. Muller's involuntary termination by the Company without cause.

  Vincent S. Miceli, Stephen C. Feuring and Jeffrey M. Muller

        Panolam Industries International, Inc. has entered into an employment agreement with each of Vincent S. Miceli, Stephen C. Feuring and Jeffrey M. Muller. These employment agreements are terminable by either party at any time. These employment agreements provide that each of the named executive officers will be entitled to certain payments and benefits in the event that their employment is terminated without cause. See "Potential Payments Upon Termination or Change of Control."

Employee Benefit Plans

        In connection with the 2005 Acquisition, Panolam Holdings adopted its 2005 Equity Incentive Plan that permits the grant of restricted stock, stock units, stock appreciation rights, cash and stock options, including non-qualified stock options and incentive stock options, to purchase shares of common stock of Panolam Holdings. The 2005 Equity Incentive Plan is administered by the compensation committee of Panolam Holdings. 17,778 shares of the common stock of Panolam Holdings may be issued under the 2005 Equity Incentive Plan. Upon a change of control (as defined in the agreement), the compensation committee may provide at any time prior to such change of control that all then unvested stock options will immediately vest and become exercisable and all stock appreciation rights, stock units and unvested cash awards will immediately vest and any restrictions upon restricted stock awards or stock units will immediately lapse. The committee may also provide that the awards will remain exercisable for the remainder of their terms, notwithstanding any subsequent termination of a participant's service. All options granted to date vest ratably over a five-year period beginning on the first anniversary of the date of grant.

Outstanding Equity Awards at December 31, 2007

        The following table shows information regarding outstanding options held by our named executive officers as of December 31, 2007:

Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price		Option Expiration Date
Robert J. Muller	September 30, 2005	3,556	5,333		$500.00	September 30, 2015
Vincent S. Miceli	May 9, 2006 March 5, 2007	100 —	400 500	$ $	500.00 750.00	May 9, 2016 May 9, 2017
Stephen C. Feuring	September 30, 2005	711	1,067		$500.00	September 30, 2015
Jeffrey M. Muller	September 30, 2005	711	1,067		$500.00	September 30, 2015

(1)
The options vest ratably over a five-year period on each annual anniversary of the grant date.

Potential Payments Upon Termination or Change of Control

  Robert J. Muller

        Following is a summary of the arrangements that provide for payment to Robert J. Muller at, following or in connection with any termination, including resignation, severance, retirement or constructive termination or in connection with a change of control.

        Termination by Us Other than for Cause, Death or Disability.    Under our employment agreement with Mr. Muller, if we terminate Mr. Muller's employment agreement for a reason other than for death, disability or "Cause," which is defined to include, among other things, theft or embezzlement of a not insignificant amount of the property (tangible or intangible) of Panolam Holdings or the Company in circumstances that would render him, in the judgment of a reasonable person, manifestly unfit to continue as Chief Executive Officer and President of the Company or Panolam Holdings; engaging in conduct that constitutes willful gross neglect or willful gross misconduct and that (x) results in significant economic harm to the Company or Panolam Holdings or (y) results, and reasonably should be expected to result, in acute public embarrassment to the Company or Panolam Holdings; willful and unjustified failure of Mr. Muller to act in accordance with any material, reasonable and lawful written instruction given to him by the Panolam Holdings Board of Directors concerning material aspects of his duties for the Company or Panolam Holdings and excluding matters outside of his direct personal control; and his conviction for a felony, then:

  •
  we will pay to him:

  •
  a pro rata portion of his annual bonus for the year in which his employment terminates; and

  •
  a cash payment equal to (A) the sum of (x) his then-current base salary plus (y) the annual bonus earned for the year prior to the year in which the termination occurs times (B) the lesser of (x) 1,095 and (y) the number of days in the period that begins on the date of termination and ends on December 31, 2010 (but in no event less than 730) divided by (C) 365;

  •
  he and his family members will continue to receive medical benefits and life insurance coverage for three years to the extent that they were receiving such benefits at the time of such termination; and

  •
  any unvested stock options that vest solely based on time and not based on the achievement of performance criteria will vest to the extent provided in the agreement granting the stock options, but only to the extent that the stock options would have vested within six months of the termination date if no termination had occurred, and shall remain exercisable for the term provided in the stock option agreement.

        Termination by Us for Cause or Voluntary Termination by Mr. Muller.    Under our employment agreement with Mr. Muller, if we terminate Mr. Muller's employment for Cause, then:

  •
  we will pay him all earned but unpaid amounts under the employment agreement;

  •
  any stock options exercisable as of the termination date will remain exercisable until 30 days following the termination date, any stock option that later becomes exercisable will expire 30 days after it becomes exercisable and all other stock options shall expire upon termination of Mr. Muller's employment;

  •
  we will pay him a lump-sum payment in respect of accrued but unused vacation days at the rate of his base salary in effect on the termination date; and

  •
  he will receive other or additional benefits, if any, in accordance with the plans, programs or arrangements of the Company, Panolam Holdings and their affiliates.

        Death.    Under our employment agreement with Mr. Muller, if he dies during the term of his employment agreement, then:

  •
  we will pay to his estate or his beneficiaries:

  •
  his base salary for a period of 90 days following his death; and

  •
  a pro rata annual bonus for the year in which his death occurs;

  •
  any unvested stock options will vest to the extent set forth in the agreement granting the stock options, provided that any stock options that would have become exercisable within six months following Mr. Muller's death had Mr. Muller not died will automatically become exercisable; and

  •
  any stock option that is or becomes exercisable will remain exercisable as provided in the agreement granting the option, but must be exercised within two years following Mr. Muller's death.

        Disability.    Under our employment agreement with Mr. Muller, if Mr. Muller becomes disabled during the term of his employment, then:

  •
  we will pay to him:

  •
  to age 65, 60% of his base salary in effect at the time of the termination of his employment less the amount of any disability benefits provided under a disability insurance plan of the Company, Panolam Holdings or any of their affiliates; and

  •
  a pro rata annual bonus for the year in which the termination of his employment because of disability occurs;

  •
  any unvested stock options will vest to the extent set forth in the stock option agreement granting the options, provided that any stock options that would have become exercisable within six months following the termination of Mr. Muller's employment had Mr. Muller's employment not been terminated will automatically become exercisable;

  •
  any stock option that is or becomes exercisable shall remain exercisable as provided in the agreement granting the stock option, but must be exercised within two years following the termination of Mr. Muller's employment; and

  •
  he and his family members will continue to receive medical benefits and life insurance coverage for a period of three years to the extent that they were receiving such benefits at the time of termination.

        Change of Control.    Under our employment agreement with Mr. Muller, in the event that a change of control occurs during the term of Mr. Muller's employment or within in one year after the termination of Mr. Muller's employment without cause or by expiration of the term of Mr. Muller's employment pursuant to a notice of non-extension from the Company, then all stock options then held by Mr. Muller will become fully exercisable. Options vesting upon a notice of non-renewal delivered within one year of a change of control will remain exercisable for two years from the termination of Mr. Muller's employment. Options vesting in connection with a change of control that do not involve a notice of non-renewal will remain exercisable for two years from the date of the change of control.

        Assuming Mr. Muller's employment was terminated under each of these circumstances on December 31, 2007, such payments and benefits would have had an estimated value of:

	Base Salary ($)	Bonus ($)	Accelerated Stock Options (#)		Other ($)	Total ($)
With Cause or Voluntary Termination by Mr. Muller	—	$377,845	—		—	$377,845
Without Cause Not Associated With a Change of Control	$650,000	$377,845	—		$1,277,203	$2,305,048
Without Cause Associated With a Change of Control	$650,000	$377,845	5,333	(1)	$1,277,203	$2,305,048
Death	$162,500	$377,845	—		—	$540,345
Disability	$1,560,000	$377,845	—		—	$1,937,845

(1)
The Company receives an independent valuation to determine the fair value of its common stock on each date that options are granted under the 2005 Equity Incentive Plan. No valuation was conducted as of December 31, 2007 and therefore the Company is not able to determine the value of the accelerated options as of such date. The fair value of the Company's common stock on March 5, 2007 was $750 per share and therefore, the approximate value of the shares of common stock net of the exercise price of the options that could be acquired as a result of the accelerated options set forth in this column on such date was $1,333,250.

  Vincent S. Miceli, Stephen C. Feuring and Jeffrey M. Muller

        If we terminate the employment of Vincent S. Miceli, Stephen C. Feuring or Jeffrey M. Muller (the "executives") Without Cause, we are obligated to make certain payments to them and provide them with certain post-termination benefits per the terms of their employment agreements. For these purposes, "Without Cause" is defined to mean any termination other than a termination for Cause or as a result of the executive's resignation, retirement, death or disability. Under the employment agreements, "Cause" is defined to mean (i) conviction of or entering a plea of guilty or nolo contendere to a felony, a crime of moral turpitude, dishonesty, breach of trust or unethical business conduct, or any crime involving the business of the Company or its affiliates; (ii) willful misconduct, willful or gross neglect, fraud, misappropriation, embezzlement, or theft in the performance of the executive's duties, or otherwise to the detriment of the Company or any of its affiliates; (iii) willful failure to adhere to the policies and practices of the Company or to devote substantially all of the executive's business time and effort to the affairs of the Company; (iv) breach of the employment agreement in any material respect; (v) the commission of any theft, embezzlement, fraud or other intentional act of dishonesty involving any other person; or (vi) willful violation of the Company's Protecting Confidential Information Policy, Conflicts of Interest Policy, or Business Ethics Policy. Without Cause also includes executive's termination of his employment on 30 days' written notice to the Company following the occurrence of any of the following events without the executive's prior written consent provided that the Company has not cured all grounds for such termination within 20 days after receipt of the executive's written notice: (i) any reduction in the executive's base salary or target annual bonus or any material reduction in any employee benefit or perquisite enjoyed by the executive, (ii) any material dimunition in the executive's duties or responsibilities, or (iii) the relocation of the Company's or the executive's principal office to a location more than 50 miles from Shelton, Connecticut.

        In the event that the executive's employment is terminated Without Cause, the Company will:

  •
  pay six months of executive's annual salary from the date of termination in equal installments according to the Company's normal payroll schedule;

  •
  pay executive a lump sum equal to the largest annual bonus payment paid to the executive within the last three years prior to his termination; and

  •
  permit the executive to continue to participate for six months after the termination date in all medical, dental, vision, hospitalization and life insurance coverages and in all other employee welfare benefit plans, programs and arrangements in which he or his family members were participating on the termination date, on terms and conditions that are no less favorable than those that applied on such date, provided that the executive's entitlements to such coverages and benefits shall expire to the extent that equivalent coverages and benefits (determined on a coverage-by-coverage and benefit-by-benefit basis) are provided under the plans, programs or arrangements of a subsequent employer.

The receipt of these payments and benefits by an executive is conditioned upon his compliance with the non-solicitation and non-competition provisions contained in the employment agreement during the period that the executive is receiving such payments or benefits.

        Assuming Vincent S. Miceli's employment was terminated Without Cause on December 31, 2007, such payments and benefits would have had an estimated value of $194,103. Assuming Stephen C. Feuring's employment was terminated Without Cause on December 31, 2007, such payments and benefits would have had an estimated value of $241,626. Assuming Jeffrey M. Muller's employment was terminated Without Cause on December 31, 2007, such payments and benefits would have had an estimated value of $222,232.

        In addition to the foregoing, any options granted to an executive and vested before the date of termination of executive's employment shall remain exercisable until the earliest of:

  •
  the expiration date of the option as set forth in the notice of stock option grant;

  •
  the date that is three months following the date of termination in the event of a termination of the executive's employment for any reason other than Cause, death or disability;

  •
  the date that is six months following the date of termination in the event of a termination due to disability or retirement pursuant to any formal retirement policy of the Company;

  •
  the date that is 12 months after the death of the executive; or

  •
  the date of termination if such termination is for Cause or if Cause exists on such date.

Director Compensation

        All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings. In addition, Mr. Gesseck receives an annual retainer of $40,000 for his service to the board of directors and any board committees on which he serves. In March 2007, Mr. Gesseck also received a grant of options to purchase 50 shares of common stock of Panolam Holdings.

        The following table summarizes the fees and other compensation earned by our directors for their service on our Board of Directors and any committees of the Board of Directors during 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(3)	Total ($)
Jean-Pierre L. Conte(1)	—	—	—
Darren J. Gold(1)	—	—	—
J. Ryan Clark(1)	—	—	—
William C. Oehmig(2)	—	—	—
Hunter Nelson(2)	—	—	—
Kent Wallace(2)	—	—	—
Richard H. Gesseck	$40,000	$2,768	$42,768

(1)
Jean-Pierre L. Conte, Darren J. Gold and J. Ryan Clark, who are employees of Genstar Capital, did not directly receive fees from us for their service as directors. However, we paid Genstar Capital fees of $562,500 in 2007 related, among other things, to the service of those individuals on our board of directors.

(2)
William C. Oehmig, Hunter Nelson and Kent Wallace, who are employees of The Sterling Group, did not directly receive fees from us for their service as directors. However, we paid The Sterling Group fees of $750,000 in 2007 related, among other things, to the service of those individuals on our board of directors. $187,500 of such fees was paid with respect to services provided during 2006.

(3)
The amounts shown in the Option Awards column represent the dollar amounts recognized in 2007 for financial statement reporting purposes, as computed in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"). For information regarding significant factors, assumptions and methodologies used in our computations pursuant to FAS 123(R) with respect to awards of stock options, see Note 15, "Stock Options," to the Company's consolidated financial statements for the year ended December 31, 2007 included in this report.

Compensation Committee Interlocks and Insider Participation

        The members of our compensation committee are Robert J. Muller, Darren J. Gold and Hunter Nelson. Other than Robert J. Muller, no member of our compensation committee is or was during 2007 an employee, or is or ever has been an officer, of the Company. No executive officer of the Company served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of our board of directors or compensation committee.

        Genstar Capital and The Sterling Group, and their affiliates, own over 96% of the common stock of our ultimate parent company, Panolam Holdings Co. Representatives of Genstar Capital and The Sterling Group hold six of the eight seats on our board of directors. Darren J. Gold is a member of our compensation committee and a Managing Director of Genstar Capital. Hunter Nelson is a member of our compensation committee and partner with The Sterling Group. We have entered into certain transactions with Genstar Capital and The Sterling Group relating to the management of our company, their ownership of Panolam Holdings Co. common stock and certain related matters. For a description of these transactions, see "Item 13—Certain Relationships and Related Transactions, and Director Independence—Relationships and Related Party Transactions between the Company and the Sponsors and their Affiliates."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of our outstanding common stock is owned by Panolam Holdings II Co., 20 Progress Drive, Shelton, Connecticut 06484. All of the outstanding common stock of Panolam Holdings II Co. is owned by Panolam Holdings Co., 20 Progress Drive, Shelton, Connecticut 06484.

        The following table gives information as of March 15, 2008 about the beneficial ownership of Panolam Holdings Co. common stock, which is its only outstanding class of stock, by:

  •
  each stockholder that we know beneficially owns more than 5% of the Panolam Holdings Co. common stock;

  •
  each member of our board of directors; and

  •
  each of our executive officers.

Except as otherwise indicated, beneficial ownership is based on sole voting and investment power.

Name And Address of Beneficial Owner	Number of Shares	Percent Of Class
Genstar Capital Partners IV, L.P.(a)(1)	74,198	46.6%
Stargen IV, L.P.(a)(1)	3,157	2.0%
Sterling Group Partners II, L.P.(b)(2)	60,921	38.3%
Sterling Group Partners II (Parallel), L.P.(b)(2)	16,434	10.3%
Robert J. Muller, Jr.(c)(3)	7,556	4.6%
Stephen C. Feuring(c)(4)	911	*
Jeffrey M. Muller(c)(4)	911	*
Vincent S. Miceli(c)(5)	300	*
Jean-Pierre L. Conte(a)(6)	77,355	48.6%
Darren J. Gold(a)	—	*
J. Ryan Clark(a)	—	*
William C. Oehmig(b)(2)(7)	77,355	48.6%
Hunter Nelson(b)(2)(7)	77,355	48.6%
Kent Wallace(b)	40	*
Richard H. Gesseck(c)	—	*
All directors and executive officers as a group(1)(2)(3)(4)	164,428	99.5%

*
less than 1%

(a)
The address of this person is c/o Genstar Capital LLC, Four Embarcadero Center, Suite 1900, San Francisco, CA 94111.

(b)
The address of this person is c/o The Sterling Group, 8 Greenway Plaza, Suite 702, Houston, TX 77046.

(c)
The address of this person is c/o Panolam Industries International, Inc., 20 Progress Drive, Shelton, CT 06484.

(1)
Genstar Capital LLC ("Genstar Capital"), the manager of Genstar Capital Partners IV, L.P. ("Genstar IV"), exercises investment discretion and control over the shares held by Genstar IV. Genstar Capital exercises investment discretion and control over the shares held by Stargen IV, L.P.

(2)
Sterling Group Partners II GP, L.P. is the sole general partner of Sterling Group Partners II, L.P. and Sterling Group Partners II (Parallel), L.P. Sterling Group Partners II GP, L.P. has six general partners, each of which is wholly-owned by one of Frank J. Hevrdejs, William C. Oehmig, Hunter Nelson, John D. Hawkins, Gary R. Rosenthal and C. Kevin Garland. Each of these individuals disclaims beneficial ownership of the shares owned by Sterling Group Partners II, L.P. and Sterling Group Partners II (Parallel), L.P.

(3)
Includes 3,556 shares of common stock subject to options exercisable within 60 days of March 15, 2008.

(4)
Includes 711 shares of common stock subject to options exercisable within 60 days of March 15, 2008.

(5)
Includes 300 shares of common stock subject to options exercisable within 60 days of March 15, 2008.

(6)
Includes the 74,198 shares owned by Genstar IV and the 3,157 shares owned by Stargen IV, L.P., as to which Mr. Conte may be deemed to have investment and voting power because of his position with Genstar Capital. Mr. Conte disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(7)
Includes the 60,921 shares owned by Sterling Group Partners II, L.P. and the 16,434 shares owned by Sterling Group Partners II (Parallel), L.P.

Equity Compensation Plan

        Panolam Holdings Co. adopted the 2005 Equity Incentive Plan ("Option Plan") to provide for the granting of non-qualified stock options to certain key employees and/or directors of the Company. The following table sets forth information regarding the Panolam Holdings Co. equity compensation plan as of December 31, 2007. Panolam Holdings Co.'s stockholder-approved Option Plan is described further in Notes 2 and 14 of Notes to the consolidated financial statements contained in of this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,945	$513	3,833
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

Total	13,945	$513	3,833

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships and Related Party Transactions between the Company and the Sponsors and their Affiliates

        The Company has not adopted a formal, written policy for the review and approval of transactions with related persons. The Board of Directors of the Company is responsible for reviewing and approving all transactions and proposed transactions between the Company and its directors, executive officers and 5% stockholders and their immediate family members (each a "related person") where the amount involved exceeds $120,000 and where the related persons have a direct or indirect material interest in the transaction. Since the acquisition of the Company by the Sponsors in 2005, the only transactions entered into between the Company or its affiliates and any related person (other than ordinary course employment arrangements) are described below. Each of these transactions was approved by the Board of Directors of the Company or our ultimate parent company, Panolam Holdings Co.

Stockholders Agreement

        In connection with the 2005 Acquisition, Panolam Holdings entered into a stockholders agreement with Genstar Capital (and certain of its related parties), The Sterling Group (and certain of its related parties), Robert J. Muller and certain other members of our management team (and their spouses, if applicable), to whom we refer collectively as the Holders. The stockholders agreement:

  •
  imposes restrictions on the transfer of Panolam Holdings' shares by the Holders;

  •
  grants Panolam Holdings and certain Holders certain rights of first refusal and the Holders certain co-sale rights with respect to sales of Panolam Holdings' shares by any Holder;

  •
  grants certain Holders the right to participate in any issuance or sale of shares by Panolam Holdings on a pro-rata basis;

  •
  provides that three directors shall be designated by each of Genstar Capital and The Sterling Group and that Panolam Holdings' Chief Executive Officer shall be elected as a director; and

  •
  places restrictions on certain significant actions of Panolam Holdings without the consent of two-thirds of the Holders, including certain issuances of securities, acquisitions or similar transactions outside the ordinary course of business and certain significant capital expenditures.

Registration Rights Agreement

        In connection with the 2005 Acquisition, Panolam Holdings entered into a registration rights agreement with the Holders. The registration rights agreement includes the following provisions:

  •
  Piggyback Registrations. After an initial public offering (or in an initial public offering if Panolam Holdings elects to permit the secondary sale of shares in the initial public offering), if Panolam Holdings proposes to register any of its common shares, other than pursuant to a demand registration, the Holders have the right to request that Panolam Holdings register all shares that the Holders request to be included in the qualified registration.

  •
  Demand Registrations. Subject to specified restrictions, after an initial public offering, and upon written request, certain Holders can demand registration of their shares if the shares to be included in such registration have, in the good faith opinion of Panolam Holdings, an aggregate fair market value of at least $5.0 million.

        The registration rights agreement also contains customary provisions with respect to registration procedures, indemnification and contribution rights.

Advisory Services Agreement

        In connection with the 2005 Acquisition, Panolam Holdings and the Sponsors entered into an advisory services agreement whereby the Sponsors agreed to provide management, business strategy, consulting, advisory and financial services with respect to the organization of Panolam Holdings and its subsidiaries, the structuring of the 2005 Acquisition, employee benefit and compensation arrangements and other matters. The agreement also provides that Panolam Holdings and its subsidiaries, jointly and severally, will indemnify the Sponsors against liabilities relating to their services. For these services, Panolam Holdings paid the Sponsors, at the closing of the 2005 Acquisition, a one-time closing fee of $7.0 million and reimbursed the Sponsors for their expenses. In addition, Panolam Holdings will pay the Sponsors, in addition to expenses, an annual consulting fee of $1.5 million in the aggregate, payable pro rata, on a quarterly basis and an advisory fee equal to 2.0% of the aggregate consideration in the event Panolam Holdings consummates an acquisition or disposition in the future. For the years ended December 31, 2007 and 2006, we paid consulting fees to the Sponsors of approximately $1.3 million and $1.7 million, respectively. Genstar Capital received approximately $0.6 million and $0.9 million of the consulting fee paid to the Sponsors for the years ended December 31, 2007 and 2006, respectively. The Sterling Group received approximately $0.7 million and $0.8 million of the consulting fee paid to the Sponsors for the years ended December 31, 2007 and 2006, respectively.

Agreement with Sterling

        In connection with the 2005 Acquisition, Panolam Holdings and The Sterling Group entered into a letter agreement that permits The Sterling Group, in connection with its direct or indirect acquisitions of equity interests of Panolam Holdings, to, among other things: (i) obtain documentation and financial data relating to the company and its subsidiaries; (ii) consult with and advise the company's and its subsidiaries' management regarding the operation of the company and its subsidiaries, (iii) discuss with the company and its subsidiaries, their affairs, finances and accounts and (iv) to visit and inspect the company's and its subsidiaries' properties and facilities. Panolam Holdings must also provide certain financial statements and prepare certain periodic reports to The Sterling Group.

Director Independence

        Panolam does not have securities listed on a national securities exchange or quoted on an inter-dealer quotation system that has requirements that a majority of its board of directors be independent. Richard H. Gesseck meets the independence requirements of The Nasdaq Stock Market LLC. No other member of Panolam's board of directors meets those requirements.

Item 14.    Principal Accountant Fees and Services

        In addition to retaining Deloitte & Touche LLP ("D&T") to audit the consolidated financial statements of Panolam Industries International, Inc. ("Panolam") for 2007, Panolam retained D&T to provide other auditing and advisory services in 2007. Panolam understands the need for D&T to maintain objectivity and independence in its audit of Panolam's financial statements. To minimize relationships that could appear to impair the objectivity of D&T, Panolam's Audit Committee is required to pre-approve all non-audit work performed by D&T.

        The aggregate fees billed for professional services by D&T in 2007 and 2006 for these various services were:

Type of Fees	2007	2006
Audit Fees	$1,211,121	$814,095
Audit-Related Fees	66,675	209,080
Tax Fees	12,500	124,235

Total	$1,290,296	$1,147,410

        In the table above, in accordance with the Securities and Exchange Commission's definitions and rules, "audit fees" are fees Panolam paid D&T for professional services for the audit of Panolam's consolidated financial statements included in Panolam's Form 10-K, Registration Statement on Form S-4, review of financial statements included in Panolam's Form 10-Q and for services that are normally provided by the accountant in connection with the review of other filings and consents; "audit-related fees" are fees for audits and reviews of financial statements primarily related to Panolam's benefit plans and the acquisition of Nevamar; and "tax fees" are fees for tax compliance and other tax consultation related to transactions consummated by Panolam during 2007 and 2006.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 (Successor), the period October 1, 2005 to December 31, 2005 (Successor) and the nine months ended September 30, 2005 (Predecessor)	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Stockholder's Equity for the years ended December 31, 2007 and 2006 (Successor), the period October 1, 2005 to December 31, 2005 (Successor) and the nine months ended September 30, 2005 (Predecessor)	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 (Successor), the period October 1, 2005 to December 31, 2005 (Successor) and the nine months ended September 30, 2005 (Predecessor)	F-5
Notes to Consolidated Financial Statements	F-6

(a)(2) Financial Statement Schedule for the Three Years Ended December 31, 2007

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

        Schedules other than the one reflected below have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

SCHEDULE II
PANOLAM INDUSTRIES INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2007 and 2006 (Successor), Period from October 1, 2005 to
December 31, 2005 (Successor) and Nine Months ended September 30, 2005 (Predecessor)
(In thousands)

	Balance at beginning of period	Charged (Credited) to cost and expenses	Acquisition	Deductions/Other	Balance at end of period
Successor
2007 allowance for doubtful accounts	$7,252	$(212)	—	$8	$7,048
2006 allowance for doubtful accounts	$1,908	$2,392	$2,568	$384	$7,252
Three months 2005 allowance for doubtful accounts	$2,070	$(157)	—	$(5)	$1,908
Predecessor
Nine months 2005 allowance for doubtful accounts	$1,717	$365	—	$(12)	$2,070

(a)(3) Exhibits

EXHIBIT NUMBER	EXHIBIT TITLE
2.1	Agreement and Plan of Merger dated as of July 16, 2005 by and among GS Holdings Co., PIH Acquisition Co., Panolam Industries Holdings, Inc. and TC Group, L.L.C.*
2.2
First Amendment to Agreement and Plan of Merger, dated as of July 16, 2005, by and among Panolam Holdings II Co. (formerly GS Holdings Co.), PIH Acquisition Co., Panolam Industries Holdings, Inc., and TC Group, L.L.C. entered into effective as of September 30, 2005.*
2.3
Acquisition Agreement among Nevamar Holdco, LLC, Nevamar Company, LLC, Nevamar TE S Preferred Corp., Nevamar Offshore S. Preferred Corp., Nevamar Offshore Common Corp., certain holders of interests in Nevamar Holdco, LLC, Kohlberg Management IV, L.L.C., as Seller's Representative, and Panolam Industries International, Inc. dated as of January 18, 2006.*
2.4	Amendment No. 1 to Acquisition Agreement entered into as of February 28, 2006 among Kohlberg Management IV, L.L.C., as representative for the Sellers and Panolam Industries International, Inc.*
3.1	Certificate of Incorporation of Panolam Industries International, Inc. (previously named PII Third, Inc.).*
3.2	Amendment to Certificate of Incorporation of Panolam Industries International, Inc. (previously named PII Third, Inc.) dated December 18, 1997.*
3.3	Amendment to Certificate of Incorporation of Panolam Industries International, Inc. (previously named PII Third, Inc.) dated December 22, 1998.*
3.4	Certificate of Incorporation of Panolam Industries, Inc. (previously named Pan Acquisition, Inc.).*

3.5	Amendment to Certificate of Incorporation of Panolam Industries, Inc. (previously named Pan Acquisition, Inc.).*
3.6	Certificate of Incorporation of Pioneer Plastics Corporation (previously named PPC Acquisition Corporation).*
3.7	Amendment to Certificate of Incorporation of Pioneer Plastics Corporation (previously named PPC Acquisition Corporation).*
3.8	By-Laws of Panolam Industries International, Inc. (previously named PII Third, Inc.).*
3.9	By-Laws of Panolam Industries, Inc. (previously named Pan Acquisition, Inc.).*
3.10	By-Laws of Pioneer Plastics Corporation (previously named PPC Acquisition Corporation).*
3.11	Certificate of Incorporation of Nevamar Holding Corp.*
3.12	By-Laws of Nevamar Holding Corp.*
3.13	Certificate of Formation of Nevamar Holdco, LLC.*
3.14	Amended and Restated Limited Liability Company Agreement of Nevamar Holdco, LLC.*
3.15	Certificate of Formation of Nevamar Company, LLC (previously named KNDP Acquisition Company, LLC).*
3.16	Amendment to Certificate of Formation of Nevamar Company, LLC (previously named KNDP Acquisition Company, LLC).*
3.17	Fifth Amended and Restated Limited Liability Company Agreement of Nevamar Company, LLC.*
4.1	Indenture dated September 30, 2005 among PIH Acquisition Co., Panolam Industries International, Inc., the Guarantors and Wells Fargo Bank, National Association.*
4.2
First Supplemental Indenture dated April 3, 2006 among Panolam Industries International, Inc., Nevamar Holding Corp., Nevamar Holdco, LLC, Nevamar Company, LLC and Wells Fargo Bank, National Association.*
4.3
Registration Rights Agreement for $151,000,000 10 3/4% Senior Subordinated Notes Due 2013 dated September 30, 2005 among PIH Acquisition Co., Credit Suisse First Boston LLC and Jefferies & Company, Inc.*
4.4	Purchase Agreement for $151,000,000 10 3/4% Senior Subordinated Notes Due 2013 dated September 16, 2005 among PIH Acquisition Co., Credit Suisse First Boston LLC and Jefferies & Company, Inc.*
4.5	Registration Rights Agreement by and among Panolam Holdings Co. and the holders of the Qualified Registrable Securities.*
4.6	Form of New Note (included as Appendix A to Exhibit 4.1).*
10.1	Credit Agreement dated as of September 30, 2005 among PIH Acquisition Co., Panolam Industries International, Inc., Panolam Holdings II Co., the Lenders, Credit Suisse and Jefferies & Company, Inc.*

10.2
First Amendment to Credit Agreement, dated as of March 1, 2006, by and among Panolam Industries International, Inc., Panola Holdings II, Co., the financial institutions listed on the signature pages thereof, Credit Suisse, Cayman Islands Branch, as administrative agent, and the Credit Support Parties listed on the signature pages thereof.*
10.3
Second Amendment to Credit Agreement, dated as of March 1, 2006, by and among Panolam Industries International, Inc., Panola Holdings II, Co., Credit Suisse, Cayman Islands Branch, as administrative agent, and the Credit Support Parties listed on the signature pages thereof.*
10.4
Third Amendment to Credit Agreement and Limited Waiver dated as of March 30, 2007 by and among Panolam Industries International, Inc., Panolam Holdings II, Co., Credit Suisse, Cayman Islands Branch, as administrative agent, and the Credit Support Parties listed on the signature pages thereof.*
10.5	Security Agreement dated September 30, 2005 by and among Panolam Industries International, Inc. and Credit Suisse.*
10.6	Holdings Guaranty dated September 30, 2005 by Panolam Holdings II Co. in favor of Credit Suisse.*
10.7	Subsidiary Guaranty dated September 30, 2005 by Panolam Industries, Inc. and Pioneer Plastics Corporation in favor of Credit Suisse.*
10.8	Panolam Holdings Co. 2005 Equity Incentive Plan.*
10.9	Form of Panolam Holdings Co. 2005 Equity Incentive Plan Employee Non Statutory Stock Option Agreement.*
10.10	Panolam Holdings Co. 2005 Equity Incentive Plan Employee Non Statutory Stock Option Agreement with Robert J. Muller, Jr.*
10.11	Second Amended and Restated Employment Agreement dated September 6, 2005 by and among Panolam Industries International, Inc., Panolam Industries Holdings, Inc., and Robert J. Muller, Jr.*
10.12	Advisory Services Agreement dated September 30, 2005 between Panolam Holdings Co. and Genstar Capital LLC and The Sterling Group, L.P.*
10.13	Management Rights Letter from Panolam Holdings Co. to Sterling Group Partners II, L.P. and Sterling Group II (Parallel), L.P.*
10.14	Stockholders Agreement between Panolam Holdings Co. and the Holders.*
10.15	Employment Agreement dated September 19, 2007 between Panolam Industries International, Inc. and Vincent S. Miceli.*
10.16	Employment Agreement dated September 19, 2007 between Panolam Industries International, Inc. and Stephen C. Feuring.*
10.17	Employment Agreement dated September 19, 2007 between Panolam Industries International, Inc. and Jeffrey M. Muller.*
10.18	2008 Panolam Industries International, Inc. Bonus Plan.
12.1	Statement regarding ratio of earnings to fixed charges.
21.1	Subsidiaries of the Registrant.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference to Panolam Industries International, Inc. Registration Statement on Form S-4 filed on October 1, 2007.

Signatures

        Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Shelton, State of Connecticut on the 28th day of March 2008.

PANOLAM INDUSTRIES INTERNATIONAL, INC.
By:	/s/ ROBERT J. MULLER Robert J. Muller Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on the 28th day of March 2008.

Signature	Title

/s/ ROBERT J. MULLER, JR. Robert J. Muller, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer); Director
/s/ VINCENT S. MICELI Vincent S. Miceli	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ JEAN-PIERRE L. CONTE Jean-Pierre L. Conte	Director
/s/ DARREN J. GOLD Darren J. Gold	Director
/s/ J. RYAN CLARK J. Ryan Clark	Director
/s/ WILLIAM C. OEHMIG William C. Oehmig	Director
/s/ HUNTER NELSON Hunter Nelson	Director
/s/ KENT WALLACE Kent Wallace	Director
/s/ RICHARD H. GESSECK Richard H. Gesseck	Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

        The Registrant has not sent an annual report or proxy material to security holders.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder's of
Panolam Industries International, Inc.
Shelton, Connecticut

        We have audited the accompanying consolidated balance sheets of Panolam Industries International, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years ended December 31, 2007 and 2006, the period from October 1, 2005 to December 31, 2005 (Successor), and the nine months ended September 30, 2005 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Panolam Industries International, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, the period from October 1, 2005 to December 31, 2005 (Successor), and the nine months ended September 30, 2005 (Predecessor) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/  DELOITTE & TOUCHE LLP

March 28, 2008
Hartford, Connecticut

PANOLAM INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006, PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period From October 1, 2005 to December 31, 2005	Nine Months Ended September 30, 2005
NET SALES	$424,397	$460,078	$68,371	$219,856
COST OF GOODS SOLD	333,529	357,494	55,413	168,350

GROSS PROFIT	90,868	102,584	12,958	51,506
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	51,271	52,783	8,429	25,827
TRANSACTION EXPENSES	—	—	263	6,685

INCOME FROM OPERATIONS	39,597	49,801	4,266	18,994
INTEREST EXPENSE	34,891	35,577	6,918	20,693
INTEREST INCOME	(612)	(628)	(68)	(140)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	5,318	14,852	(2,584)	(1,559)
INCOME TAXES (BENEFIT)	(3,006)	3,959	(589)	996

NET INCOME (LOSS)	$8,324	$10,893	$(1,995)	$(2,555)

See notes to consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(In thousands, except share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,744	$10,849
Accounts receivable, less allowances of $7,048 in 2007 and $7,252 in 2006	19,269	22,105
Inventories	58,151	61,859
Other current assets	18,920	16,632

Total current assets	107,084	111,445
PROPERTY, PLANT AND EQUIPMENT—Net	265,045	264,751
GOODWILL	102,460	98,064
INTANGIBLE ASSETS—Net	82,921	85,612
DEBT ACQUISITION COSTS—Net	8,814	10,750
OTHER ASSETS	35	1,120

TOTAL	$566,359	$571,742

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,780	$11,387
Accrued liabilities	25,667	32,609
Current portion of long-term debt	47	30
Other current liabilities	1,313	4,331

Total current liabilities	38,807	48,357
LONG-TERM DEBT, LESS CURRENT PORTION	319,894	339,784
DEFERRED INCOME TAXES	81,229	81,417
DUE TO PANOLAM HOLDINGS CO.	5,619	5,198
OTHER LIABILITIES	4,848	8,045

Total liabilities	450,397	482,801
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDER'S EQUITY:
Common stock, $.01 par value—200 shares authorized, 200 shares outstanding	—	—
Additional paid-in capital	81,038	80,555
Accumulated earnings	17,222	8,898
Accumulated other comprehensive income (loss)	17,702	(512)

Total stockholder's equity	115,962	88,941

TOTAL	$566,359	$571,742

See notes to consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006, PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005, AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Earnings (Deficit)		Total Stockholder's Equity	Comprehensive Income (Loss)
	Shares	Amount
Predecessor
BALANCE—January 1, 2005	200	$—	$26,471	$19,623	$88	$46,182
Net loss for the nine months ended September 30, 2005				(2,555)		(2,555)	$(2,555)
Other comprehensive loss:
Foreign currency translation adjustment					1,460	1,460	1,460

Comprehensive loss							$(1,095)

BALANCE—September 30, 2005	200	$—	$26,471	$17,068	$1,548	$45,087

Successor
Capital Contribution—October 1, 2005	200	$—	$80,000	$—	$—	$80,000
Net loss for the period October 1, 2005 to December 31, 2005				(1,995)		(1,995)	$(1,995)
Stock option expense			118			118
Other comprehensive loss:
Foreign currency translation adjustment					(368)	(368)	(368)

Comprehensive loss							$(2,363)

BALANCE—December 31, 2005	200	—	80,118	(1,995)	(368)	77,755
Net income for the year ended December 31, 2006				10,893		10,893	$10,893
Stock option expense			487			487
Repurchase and cancellation of common stock			(50)			(50)
Other comprehensive income (loss):
Foreign currency translation adjustment					28	28	28
Minimum pension liability—net of income taxes of $65					(172)	(172)	(172)

Comprehensive income							$10,749

BALANCE—December 31, 2006	200	—	80,555	8,898	(512)	88,941
Net income for the year ended December 31, 2007				8,324		8,324	$8,324
Stock option expense			483			483
Repurchase and cancellation of common stock
Adjustment to initially apply FAS 158, net of income taxes of $91					217	217
Other comprehensive income:
Foreign currency translation adjustment					17,650	17,650	17,650
Minimum pension liability—net of income taxes of $174					347	347	347

Comprehensive income							$26,321

BALANCE—December 31, 2007	200	$—	$81,038	$17,222	$17,702	$115,962

See notes to consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006, PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 1, 2005 to December 31, 2005	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,324	$10,893	$(1,995)	$(2,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,230	25,408	4,921	8,488
Deferred income tax benefit	(492)	(5,143)	(781)	(157)
Amortization of debt acquisition costs	2,341	3,247	565	1,096
Stock option expense	483	487	118	—
Write off of debt acquisition costs	—	—	—	6,211
Other	(2)	181	765	(350)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,091	13,263	3,472	(6,363)
Inventories	(1,765)	5,512	818	2,127
Other current assets	(909)	(1,851)	(4,600)	6,555
Accounts payable and accrued liabilities	(7,111)	(13,151)	341	3,004
Income taxes payable	(5,011)	4,264	5,594	(1,272)
Other	(1,094)	(802)	196	209

Net cash provided by operating activities	28,085	42,308	9,414	16,993
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of acquired cash	—	(77,801)	—	—
Purchases of property, plant and equipment	(8,838)	(12,619)	(5,174)	(3,567)

Net cash used in investing activities	(8,838)	(90,420)	(5,174)	(3,567)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(20,000)	(25,098)	(363)	(209,072)
Proceeds from long-term debt	3	80,000	—	135,000
Proceeds from revolving credit	—	5,000	—	2,500
Payment of debt acquisition costs	(405)	(2,764)	(285)	(11,519)
Proceeds from subordinated notes	—	—	—	150,006
Capital contribution	—	—	4,000	76,000
Repurchase and cancellation of common stock	—	(50)	(2,252)	(150,712)
Redemption of options	—	—	—	(4,081)
Repayment of revolving credit	—	(5,000)	(2,500)	—

Net cash (used in) provided by financing activities	(20,402)	52,088	(1,400)	(11,878)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,050	—	87	(45)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(105)	3,976	2,927	1,503
CASH AND CASH EQUIVALENT—Beginning of period	10,849	6,873	3,946	2,443

CASH AND CASH EQUIVALENTS—End of period	$10,744	$10,849	$6,873	$3,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$32,873	$32,032	$2,338	$12,826

Cash payments for income taxes, net of refunds	$2,497	$4,726	$268	$5,662

See notes to consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

1. BUSINESS

        Panolam Industries International, Inc. (the "Company") designs, manufactures and distributes decorative overlay products, primarily thermally fused melamine panels ("TFMs") and high-pressure laminate sheets ("HPLs"), throughout Canada and the United States. The Company markets its products through independent distributors and directly to kitchen and bathroom cabinet, furniture, store fixtures and original equipment manufacturers ("OEMs"). The Company wholly-owns, the following companies:

  •
  Panolam Industries, Ltd.

  •
  Panolam Industries, Inc.

  •
  Pioneer Plastics Corporation ("Pioneer")

  •
  Nevamar Holding Corp. (see note 3)

2. THE TRANSACTION

        On July 16, 2005, Panolam Industries Holdings, Inc. ("Old Holdings") (which at the time was controlled by affiliates of The Carlyle Group), entered into an agreement and plan of merger (the "Merger Agreement") providing for the merger of PIH Acquisition Co. ("PIH"), a subsidiary of Panolam Holdings II Co. ("Holdings II"), into Old Holdings for aggregate cash consideration of $347,500 less funded debt at closing and certain expenses of the transaction.

        In addition, $4,000 of the merger consideration was paid into escrow pending determination of any working capital adjustment following calculation of the working capital on the Closing Date, pursuant to terms and conditions specified in the Merger Agreement. On September 30, 2005 (the "Closing Date"), pursuant to the terms of the merger agreement, PIH was merged with and into Old Holdings. Immediately following the merger on the Closing Date, Old Holdings was merged through a series of transactions with and into Panolam Industries International, Inc. The Company refers to these merger transactions as the Merger or Transaction. The Merger was accounted for using the purchase method of accounting. The consolidated financial statements for the period prior to the closing date is referred to as "Predecessor". The consolidated financial statements for the periods after the closing date are referred to as "Successor".

        The parent of Holdings II, Panolam Holdings Co. ("Panolam Holdings"), is controlled by Genstar Capital LLC ("Genstar Capital") and The Sterling Group.

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

  •
  The Company issued $151,000 of its 10 3/4% Senior Subordinated Notes due 2013 (the "Notes").

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

2. THE TRANSACTION (Continued)

  •
  Genstar Capital and The Sterling Group (collectively, the "Sponsors"), together with the chief executive officer and certain other members of management, contributed $80,000 in equity to Panolam Holdings, which was subsequently contributed to the capital of the Company.

        At September 30, 2005, the total capitalized debt acquisition costs related to the Transaction were $11,513; $5,238 related to the issuance of the Notes and $6,275 related to the new Credit Facility. During the period October 1 through December 31, 2005, the Company capitalized an additional $285 of financing costs, $182 related to the Notes and $103 related to the Credit Facility. In addition, as of September 30, 2005, the Company incurred expenses related to the Transaction of $19,421. Of that amount, $5,025 was included in selling, general and administrative expenses as compensation expense, $1,500 of early payment penalties fees on the Company's previous credit facility and the write-off of capitalized financing costs of $6,211 were included in interest expense and the remaining $6,685 was included on the statement of operations as Transaction expenses. During the period October 1, 2005 through December 31, 2005, the Company incurred an additional $263 of Transaction expenses. The capitalized portions related to the financing will be amortized over the life of the Notes or Credit Facility, as appropriate.

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

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

3. THE ACQUISITION OF NEVAMAR

        On March 1, 2006, Panolam Industries International, Inc. acquired all of the outstanding equity securities of Nevamar Holdco, LLC, the parent of Nevamar Company, LLC ("Nevamar") a leading manufacturer of decorative surface products. Nevamar is included in the results of the Company beginning on March 1, 2006. Nevamar designs and sells decorative laminates and other surfacing materials used in the commercial and residential furniture, fixtures and cabinet markets, as well as the graphic arts industry. The total consideration paid for Nevamar was $80,000, consisting of $75,000 in cash and the issuance by Panolam to the sellers of $5,000 of junior subordinated notes. At the time of closing, $1,000 of the purchase price was put into an escrow account, which was ultimately returned to the Company in the form of a working capital adjustment pursuant to the acquisition agreement. In addition, the Company incurred $3,863 in closing costs related to the Nevamar acquisition. At closing, the Company issued junior subordinated notes to the sellers against which it could offset certain amounts that would be owed to it in the event the Company asserted a claim for indemnification under the acquisition agreement. At December 31, 2007, the Company had offset approximately $138 in claims against the junior subordinated notes. In January 2008, the Company settled the junior subordinated notes with the sellers for $2,377 and as part of the settlement agreement, the Company will no longer be indemnified by the sellers for certain claims. In connection with the Nevamar acquisition, the Company expanded its existing credit facility and drew down an additional $80,000 of long-term debt. Debt acquisition costs related to the $80,000 drawdown totaled $2,764. See note 9.

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

        The following unaudited pro forma consolidated financial statements have been prepared from the statement of operations for the year ended December 31, 2006 to give effect to the acquisition of Nevamar. The acquisition occurred on March 1, 2006 and the following pro forma statement gives

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

3. THE ACQUISITION OF NEVAMAR (Continued)

effect as if the acquisition had occurred on January 1, 2006. The assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with the unaudited pro forma consolidated financial data.

        The unaudited pro forma adjustments are based upon available information and certain assumptions the Company believes are reasonable under the circumstances. The unaudited pro forma consolidated financial data do not purport to represent what the results of operations or financial condition would have been had the Nevamar acquisition actually occurred on the date indicated, nor do they purport to project the results of operations or financial condition for any future period or as of any future date.

Panolam Industries International, Inc.
Unaudited Pro Forma Consolidated Statement of Operations
Year Ended December 31, 2006
(in thousands)

	Successor Historical	Nevamar Adjustments (1)	Purchase Accounting Adjustments		Pro Forma
Net sales	$460,078	$33,109	$—		$493,187
Cost of goods sold(4)	357,494	27,117	532	(2)	385,143

Gross profit (loss)	102,584	5,992	(532)		108,044
Selling, general and administrative expenses	52,783	5,109	127	(2)	58,019

Income (loss) from operations	49,801	883	(659)		50,025
Interest expense	35,577	281	807	(3)	36,665
Interest income	(628)	(12)	—		(640)

Income (loss) before income taxes (benefit)	14,852	614	(1,466)		14,000
Income taxes (benefit)	3,959	—	(328	)(5)	3,631

Net income (loss)	$10,893	$614	$(1,138)		$10,369

(1)
Reflects Nevamar's pre-acquisition operating results for January and February 2006.

(2)
Includes additional depreciation and amortization expense for the two months of $659 resulting from the Nevamar step-up in fixed assets and other intangible assets related to the purchase price allocation as part of the acquisition.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

3. THE ACQUISITION OF NEVAMAR (Continued)

(3)
Includes additional interest expense for the two months resulting from the Nevamar acquisition, which is calculated as follows:

Interest on new borrowings(a)	$954
Increase in amortization of debt acquisition cost	68
Interest on new borrowings(b)	66
Nevamar interest expense(c)	(281)

$807

  (a)
  Represents pro forma interest expense calculated using an interest rate of 7.28% on the $80.0 million of additional draw down under the Company's Credit Facility, which was the applicable interest rate at the time of the borrowing.

  (b)
  Represents pro forma interest expense calculated using the fixed interest rate of 8.0% on the intercompany payable of $5.0 million to Panolam Holdings related to the issuance of junior subordinated notes to the former owners of Nevamar.

  (c)
  Represents pro forma interest expense adjustment relating to Nevamar's long-term debt for January and February 2006 that was settled at the date of acquisition and not assumed by Panolam Industries International, Inc.

(4)
The Successor historical statement of operations includes all of the purchase accounting fair value adjustment related to inventory of $2,498 in cost of goods sold.

(5)
Reflects tax effect of Nevamar and purchase accounting adjustments at a blended rate of 38.5%.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, require management to make estimates and assumptions that affect the amounts reported in them, including the accompanying notes. Management believes that the judgment and estimates used to prepare these financial statements are appropriate; however, actual results may differ from these estimates. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

        Basis of Presentation—The consolidated balance sheets of Panolam Industries International, Inc. are presented as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 2007 and 2006 and the period from October 1, 2005 to December 31, 2005 as the Successor, where purchase accounting has been

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

applied. The consolidated statements of operations, stockholder's equity and cash flows for the nine months ended September 30, 2005 are presented as the Predecessor.

        Revenue Recognition—Revenues are recognized upon shipment of products to customers, at which time, the price is fixed and determinable, collectibility is reasonably assured and all the provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled. The date of shipment corresponds to the date upon which the customer takes ownership of the product. Revenues, including shipping charges, are recorded at the net amount to be received after deductions for estimated discounts and allowances including customer rebates. These estimates and reserves are determined and adjusted as needed based upon historical experience and other related factors.

        Cash and Cash Equivalents—Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less when purchased.

        Allowance for Uncollectible Accounts; Discounts and Rebates—The Company reviews its trade accounts receivable balances for collectibility on a regular basis and whenever events and circumstances indicate that the carrying amount may not be collectible and provides currently for any unrealizable amounts. In making such determinations, the Company uses its industry experience, customer history and current economic factors. In addition, the Company provides allowances for cash discounts based on the average annual expected discounts and also provides for rebates based on experience by customer and the current period's rebatable sales projections.

        Inventories—Inventories are stated at the lower of cost using the first-in first-out method or market.

        Inventory Adjustments—The Company provides adjustments for excess, slow-moving and obsolete raw materials and finished goods based on estimates of future projections and current conditions.

        Property, Plant and Equipment—Property, plant and equipment is stated at cost. Significant additions, major renewals and improvements are capitalized and depreciated while expenditures for maintenance and repairs are charged to operations as incurred. Long-lived assets are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Depreciation is computed using the straight-line method for financial reporting purposes. Estimated useful lives for financial reporting purposes are as follows:

Buildings and improvements	20 to 40 years
Machinery and equipment	3 to 20 years

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually, or whenever circumstances indicate that an impairment may have occurred. The Company performs its required impairment tests of goodwill and other indefinite lived intangible assets as of each December 31. No impairment was required to be recognized in 2007 or 2006.

        Investments—The Company maintained no investments at December 31, 2007 and 2006.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Impairment of Long-Lived Assets and Other Finite Life Intangibles—Long-lived assets, including property, plant and equipment and other finite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their respective carrying amounts may not be recoverable by applying a fair value based test. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values. These useful lives generally range from 3 to 15 years for patents, trademarks and key customer lists.

        Foreign Currency Translation—The local currency is the functional currency for the Company's Canadian operation. Assets and liabilities denominated in Canadian dollars are translated at the exchange rate in effect at the balance sheet date. Statement of operations amounts are translated using the average exchange rate for the year. The gains and losses resulting from the changes in the exchange rates from year to year are reported in other comprehensive income (loss) as a separate component of stockholder's equity.

        Derivative Financial Instruments—The Company may enter into interest rate swap contracts for hedging purposes. The net amounts paid or received and net amounts accrued through the end of the accounting period are included in interest expense, when contracts are outstanding. All outstanding derivative instruments are recorded in the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in operations or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction and whether it meets the effectiveness standards.

        Fair Value of Financial Instruments—The carrying amount for cash and cash equivalents, accounts receivable net of allowances for doubtful accounts, discounts, and rebates, other receivables, accounts payable, accrued liabilities and long-term debt approximate fair value (see further discussion in note 11). Fair value estimates are based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and significant matters of judgment and therefore cannot be determined with precision. Changes in circumstances could significantly affect the estimates.

        Shipping and Handling Costs—Shipping and handling costs of $22,337, $26,721, $4,420 and $13,208 for the years ended December 31, 2007 and 2006, the period from October 1, 2005 to December 31, 2005, and the nine months ended September 30, 2005, respectively, are recorded in cost of goods sold in the consolidated statements of operations.

        Advertising Expense—The cost of advertising is expensed as incurred. The Company incurred $2,656, $2,776, $428 and $1,414 in advertising costs during the years ended December 31, 2007 and 2006, the period from October 1, 2005 to December 31, 2005, and the nine months ended September 30, 2005, respectively.

        Research and Development Expense—The cost of research and development is expensed as incurred. The Company incurred $813, $633, $107 and $418 in research and development costs during

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the years ended December 31, 2007 and 2006, the period from October 1, 2005 to December 31, 2005 and the nine months ended September 30, 2005, respectively.

        Debt Acquisition Costs—Debt acquisition costs are amortized over the term of the associated debt as interest expense. These costs are amortized using the interest method.

        Debt Extinguishment Costs—Debt extinguishment costs include unamortized loan origination costs and prepayment fees paid to the bank at the time of refinancing and are included in interest expense.

        Pension Expenses—The cost of pension benefits earned by the employees covered by defined benefit plans is actuarially determined using the projected benefit method (prorated on service), and management's best estimate of expected plan investment performance, salary escalation, terminations and retirement ages of plan members.

        Income Taxes—Deferred income taxes are provided on net operating loss carryovers and on the future income tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes. Deferred income tax assets and liabilities are measured using tax rates expected to apply in the years in which those temporary differences are expected to reverse. The effect of changes in income tax rates is recognized in earnings in the period in which the change occurs. The Company files a consolidated federal income tax return except for its foreign subsidiary, which files in its local jurisdiction. The Company adopted Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007.

        Stock Options—In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statement No. 123(R) ("SFAS No. 123(R)"), which eliminates the alternative to use the intrinsic value method of accounting. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value based measurement in accounting generally for all share-based payment transactions with employees. This method includes estimates and judgments pertaining to term, volatility, risk-free interest rates, dividend yields and forfeiture rates.

        Prior to the Company's adoption of SFAS No. 123(R), Share-Based Payment (as amended) on October 1, 2005, the Company followed the intrinsic method of accounting for its stock-based compensation under the guidelines set forth in Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued to Employees. Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Segments—The Company has two reportable segments, decorative laminates and other. Decorative laminates manufactures and distributes decorative laminates, primarily TFM and HPL, for use in a wide variety of residential and commercial indoor surfacing applications. The Company's other segment includes the production and marketing of a variety of specialty resins for industrial uses, custom treated and chemically prepared decorative overlay papers and a variety of other industrial laminates.

        Significant Customers and Concentration of Credit Risk—The Company primarily sells HPLs and TFMs to various distributors and original equipment manufacturers ("OEM"). The Company extends credit to its customers based on an evaluation of their financial condition. The Company reviews its trade accounts receivable balances for collectibility whenever events and circumstances indicate that the carrying amount may not be collectible and provides currently for any unrealizable amounts.

        The Company had uncollateralized accounts receivable from five nonaffiliated customers approximating 11% and 13% of total gross accounts receivable balances at December 31, 2007 and 2006, respectively. Sales to these five nonaffiliated customers were 7%, 9%, 15% and 16% of consolidated net sales for the years ended December 31, 2007 and 2006, the period from October 1, 2005 to December 31, 2005 and the nine months ended September 30, 2005, respectively. No single customer represented over 10% of sales or accounts receivable.

        New Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements including an amendment of Accounting Research Bulletin (ARB) No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. It is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which addresses the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, this Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired in the business combination or a gain from a bargain purchase and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. It is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which will become effective in 2008. SFAS No.159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in earnings. The Company will adopt this statement in fiscal year 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension plan in its balance sheets. Changes in the funded status are recognized in comprehensive income. The statement requires an employer to measure the funded status of a plan as of the date of the balance sheet. Aside from additional disclosures required, the implementation date is for fiscal years ending after June 15, 2007 for companies deemed to not have publicly traded equity securities. The requirement to measure the funded status on the same day as the balance sheet is for fiscal years ending after December 15, 2008. The Company adopted this statement on December 31, 2007 and SFAS No. 158 had the effect of decreasing the Company's accrued benefit obligations and increasing other accumulated comprehensive income, net of deferred tax liabilities, by approximately $315 and $217, respectively, at December 31, 2007 and did not have any impact on the Company's consolidated statement of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 that partially defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its consolidated financial statements upon adoption.

        In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. The Company adopted FIN 48 on January 1, 2007 and the adoption did not result in a material change in its liability for unrecognized tax benefits.

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

on their impact on each of the Company's financial statements and related disclosures. SAB 108 became effective as of the beginning of the Company's 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material effect on the Company's consolidated financial statements.

5. INVENTORIES

        Inventories consist of:

	December 31,
	2007	2006
Raw materials	$25,029	$29,096
Work in process	5,877	8,574
Finished goods	27,245	24,189

	$58,151	$61,859

6. OTHER CURRENT ASSETS

        Other current assets consist of:

	December 31,
	2007	2006
Deferred income taxes—current (see note 13)	$3,206	$7,571
Prepaid taxes	5,176	3,799
Prepaid insurance	2,887	3,077
Other current assets	7,651	2,185

	$18,920	$16,632

7. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net consists of:

	December 31,
	2007	2006
Land	$5,096	$4,939
Buildings and improvements	66,766	58,477
Machinery and equipment	242,269	208,808
Construction in process	3,855	17,451

	317,986	289,675
Accumulated depreciation	(52,941)	(24,924)

	$265,045	$264,751

        Depreciation expense was $26,069 for the year ended December 31, 2007, $21,152 for the year ended December 31, 2006, $3,920 for the period from October 1, 2005 to December 31, 2005 and

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

7. PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

$8,278 for the nine months ended September 30, 2005. Depreciation expense related to the Company's manufacturing processes and administrative functions is included in the consolidated statement of operations in cost of goods sold and selling, general and administrative expenses, respectively. Capitalized interest expense was $655 for the year ended December 31, 2007, $439 for the year ended December 31, 2006, $39 for the period from October 1, 2005 to December 31, 2005 and $61 for the nine months ended September 30, 2005. Capital leases of $69 and $66 at December 31, 2007 and 2006, respectively, are included in machinery and equipment.

8. GOODWILL AND INTANGIBLE ASSETS, NET

        Goodwill for the Company was $102,460 at December 31, 2007 and $98,064 at December 31, 2006. The increase in goodwill is attributable to the fluctuation in foreign currency translation rates as it relates to goodwill that is recorded by the Company's Canadian subsidiary. At December 31, 2007, $99,541 of the Company's total consolidated goodwill balance of $102,460 related to the Decorative Laminate segment and the remainder of $2,919 related to the Other segment. At December 31, 2006, $95,145 of the Company's total consolidated goodwill balance of $98,064 related to the Decorative Laminate segment and the remainder of $2,919 related to the Other segment.

        Intangible assets, net include the following:

	December 31,
	2007			2006
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Patents and trademarks	$9,134	$1,853	3, 12, 14	$9,134	$957	3, 12, 14
Key customer list	43,574	6,365	15	43,574	3,461	15
Other	1,602	1,195	3	1,516	754	3
Trademarks and tradenames with indefinite useful lives	38,024	—	—	36,560	—	—

	$92,334	$9,413		$90,784	$5,172

        Amortization expense was $4,161 for the year ended December 31, 2007, $4,130 for the year ended December 31, 2006, $1,001 for the period from October 1, 2005 to December 31, 2005 and $210 for the nine months ended September 30, 2005. Expected amortization expense for 2008 through 2012 follows:

2008	$4,013
2009	3,688
2010	3,660
2011	3,660
2012	3,660

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

9. DEBT ACQUISITION COSTS

        At December 31, 2007 and 2006, the debt acquisition costs and accumulated amortization was as follows:

	December 31,
	2007			2006
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Debt Acquisition Costs	$14,967	$6,153	7	$14,562	$3,812	7

        Amortization of debt acquisition costs for the years ended December 31, 2007 and 2006, the period October 1, 2005 to December 31, 2005 and the nine months ended September 30, 2005, was $2,341, $3,247, $565 and $1,096, respectively. Amortization expense related to debt acquisition costs is included in interest expense. During 2007, the Company incurred $405 of additional debt acquisition costs associated with the registration of the Notes with the Securities and Exchange Commission. During 2006, $2,764 of debt acquisition costs was incurred related to the Nevamar funding of $80,000 in term debt.

10. ACCRUED LIABILITIES

        Accrued liabilities consists of:

	December 31,
	2007	2006
Salaries, wages and employee benefits	$9,383	$11,447
Insurance	2,336	3,349
Customer rebates	2,383	2,489
Freight	1,590	2,558
Interest	4,297	4,509
Other	5,678	8,257

	$25,667	$32,609

11. DEBT AND CAPITAL LEASE OBLIGATIONS

        Long-term debt consists of:

	December 31,
	2007	2006
Senior Subordinated Notes, due 2013, face amount $151,000 less discount of $714 in 2007 and $838 in 2006, bearing interest at 10 3/4%	$150,286	$150,162
Senior Secured Term Loan, maturing 2012, bearing interest at December 31, 2007 of 7.59% and 8.12% at December 31, 2006	169,586	189,586
Capitalized lease obligations	69	66

	319,941	339,814
Current portion	(47)	(30)

	$319,894	$339,784

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

11. DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

        Senior Subordinated Notes ("Notes")—As part of the Transaction (see note 2), the Company issued the Notes on September 30, 2005. Interest is paid semi-annually in arrears on April 1 and October 1; interest payments commenced on April 1, 2006. The Notes will mature on October 1, 2013. The Company capitalized a total of $5,420 of financing fees that are being amortized over the life of the Notes. The Notes are guaranteed by all of the Company's subsidiaries including Nevamar, except Panolam Industries Limited (the Canadian subsidiary). These guarantees are joint and several and full and unconditional.

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

        Under the registration rights agreement between the Company and the initial purchasers of the Notes, the Company was required to file a registration statement registering the exchange of unregistered Notes for new registered Notes with the Securities and Exchange Commission by March 29, 2006. The Company was required to pay additional interest on the Notes during the period from March 30, 2006 to the date on which it filed the registration statement required by the registration rights agreement. The additional interest rate was 0.25% for the first 90-day period following March 29, 2006 and increased by an additional 0.25% with respect to each subsequent 90 day period that the registration statement was not filed, up to a maximum additional interest rate of 1.00%. On October 1, 2007, the Company filed the registration statement with the Securities and Exchange Commission and the exchange offer for the Notes commenced on October 24, 2007. As a result, the Company ceased to incur any additional penalty interest beyond the effective date. From January 1, 2007 to October 23, 2007 the Company accrued additional penalty interest at the rate of 1.00% totaling $1,228. Of the additional penalty interest incurred during this period, $377 was paid in April 2007, $755 was paid in October 2007 and the remainder of $96 was accrued for at December 31, 2007 and will be paid in April 2008.

        Senior Secured Term Loan and Revolving Credit Facility—As part of the Transaction (see note 2), the Company entered into the Senior Secured Term Loan and Revolving Credit Facility (the "Credit Facility") which originally provided for an aggregate committed amount of up to $155,000 consisting of two tranches; a $135,000 term loan and a $20,000 revolving loan. The term and revolver borrowings may be designated as base rate or Eurodollar rate borrowings, as defined, plus an applicable interest margin. The applicable interest margin on the revolver is reset quarterly based upon certain ratios as defined in the credit agreement. The Company had no revolver borrowings at December 31, 2007 and 2006. As of December 31, 2007 and 2006, the Company had letters of credit issued in respect of worker's compensation claims in an aggregate amount of $4,072 outstanding under the Credit Facility. The term loan portion is for 7 years and the revolving loan portion is for 5 years. The original quarterly repayment amount was $338 with the balance due at September 30, 2012. The Company

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

11. DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

capitalized $6,378 of financing fees that will be amortized over the life of the loans. Panolam Holdings II Co. and all of the Company's subsidiaries, except the Company's Canadian subsidiary, guarantee the debt. Substantially all assets are pledged as collateral for the credit facility.

        The repayment of the principal amount of the amended term loan facility was originally scheduled to be paid in quarterly installments of $538 beginning March 31, 2006 with the balance of the principal due on September 30, 2012. During the years ended December 31, 2007 and 2006, the Company prepaid $20,000 and $24,539 of its term loan balance, respectively, and during the three month period ended March 31, 2008, the Company prepaid an additional $2,000 of its term loan balance. As a result of such prepayments, the Company is no longer required to make any repayment of future principal installments until September 30, 2012, the loan maturity date. The interest rate on the term loan facility was 7.59% at December 31, 2007.

        The Credit Facility covenants limit the Company's ability to incur debt, pay dividends, change its capital structure, make guarantees, assume liens, and dispose of assets. These covenants include requirements for the Company to maintain certain leverage and interest coverage ratios. In addition, the covenants impose certain limitations on the amount of consolidated capital expenditures that the Company can make or incur in any fiscal year. The Company was in compliance with its financial covenants, as amended and modified on March 1, 2006, during 2007 and 2006.

        The Company obtained a Third Amendment to the Credit Agreement and limited waiver dated March 30, 2007 that allowed the Company to file its 2006 audited financial statements with the Administrative Agent for the Lenders by June 30, 2007. The Company supplied the Administrative Agent for the Lenders with the 2006 audited financial statements on June 11, 2007.

        The Company has used the funds under its credit facilities, together with the proceeds from the Notes and the capital contribution (see note 2), to fund the retirement of the Company's previously outstanding first and second lien loans, to repay the shareholders of the Predecessor Company and for working capital requirements, permitted encumbrances, capital expenditures, the Nevamar acquisition and other general corporate purposes.

        At December 31, 2007, future debt principal payments are scheduled as follows:

2008	$—
2009	—
2010	—
2011	—
2012	169,586
Thereafter	150,286

$319,872

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

11. DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

        At December 31, 2007, future capital lease payments, including an immaterial amount of interest, are as follows:

2008	$47
2009	22

$69

12. EMPLOYEE BENEFIT PLANS

        Canadian Pension Plan—Through October 1998, the Company maintained a defined benefit pension plan covering certain Canadian employees (the "International Plan") at which time the Company transferred certain participants into a defined contribution plan. The participants remaining in the defined benefit plan subsequent to October 1998 continue to participate in such plan. Assets of the plan are primarily comprised of Canadian and U.S. equity securities and government and corporate bonds.

        Nevamar Pension Plan—On July 1, 2002, Nevamar established the Retirement Plan of Nevamar Company, LLC (the "U.S. Plan"), which is a noncontributory defined benefit pension plan. The U.S. Plan was established as a result of the spin-off of Nevamar from International Paper Company ("IP"). The U.S. Plan is intended to provide benefits, which mirror the benefits provided under the Retirement Plan of International Paper (the "IP Pension Plan") as of June 30, 2002. The U.S. Plan covers only employees covered under the collective bargaining agreements maintained and negotiated at facilities in Odenton, MD; Hampton, SC; Franklin, VA; and Waverly, VA.

        All participants in the U.S. Plan immediately preceding the spin-off from IP were credited with service under the IP Pension Plan as of June 30, 2002 for the following purposes: eligibility to participate, vesting, benefit accrual and eligibility for early retirement and other subsidies. However, the benefit payable to each participant under the U.S. Plan was offset by the amount of benefit payable under the IP Pension Plan. For all other participants eligibility begins after reaching age 21 and the completion of a year of service except for employees at the Franklin location who were eligible immediately upon hire. Normal retirement age is 65. Benefits for each of the applicable locations are based on a formula, as defined in the U.S. Plan, and length of service. The funding policy is to make the minimum annual contributions required by applicable regulations.

        Other Postretirement Benefit Plans—The Company maintains noncontributory life insurance and medical plans that cover all Canadian employees with over 20 years of service.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

12. EMPLOYEE BENEFIT PLANS (Continued)

        The following table shows the changes in the benefit obligations and the plan assets for the above plans and their funded status. The pension and post-retirement liabilities are included in Other Liabilities on the Consolidated Balance Sheets.

	Pension Plans		Other Post- Retirement Benefits
	2007	2006	2007	2006
Changes in benefit obligation:
Benefit obligations—beginning of year	$14,793	$10,380	$2,531	$2,439
Acquisition of Nevamar	—	3,578	—	—
Service cost	289	302	60	57
Member contributions	51	54	—	—
Interest cost	779	648	129	115
Actuarial loss (gain)	(1,505)	287	(358)	(32)
Foreign exchange translation	1,874	2	434	(1)
Benefits paid	(493)	(458)	(55)	(47)

Benefit obligations—end of year	$15,788	$14,793	$2,741	$2,531

Changes in plan assets:
Fair value of plan assets—beginning of year	$12,051	$7,784	$—	$—
Acquisition of Nevamar	—	1,932	—	—
Actual (loss) gain on assets	(310)	1,139	—	—
Contributions	1,439	1,614	—	—
Member contributions	51	54	—	—
Foreign exchange translation	1,712	(14)	—	—
Benefits paid	(493)	(458)	—	—

Fair value of plan assets—end of year	$14,450	$12,051	$—	$—

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

12. EMPLOYEE BENEFIT PLANS (Continued)

        Funded status at December 31, 2007 and 2006 measurement date:

	Pension Plans		Other Post- Retirement Benefits
	2007	2006	2007	2006
Benefit obligation in excess of plan assets	$(1,338)	$(2,742)	$(2,741)	$(2,531)
Unrecognized net (gain) loss	—	(92)	—	72

Accrued pension and postretirement benefit costs	$(1,338)	$(2,834)	$(2,741)	$(2,459)

Weighted average assumptions:
Discount rate—U.S. Plan	6.41%	5.90%	N/A	N/A

Discount rate—International Plan	5.30%	4.75%	5.30%	4.75%

Expected return on plan assets—U.S. Plan	7.00%	3.25%	N/A	N/A

Expected return on plan assets—International Plan	7.00%	7.00%	N/A	N/A

Rate of compensation increase—U.S. Plan	3.50%	3.50%	N/A	N/A

Rate of compensation increase—International Plan	3.00%	3.25%	N/A	N/A

        For the International plan, the expected long-term rate of return on assets has been determined based on the asset allocation guidelines and the return expectation stipulated in the pension plan investment policy statement, as well as the target asset mix of each fund manager comprised in the plan investment portfolio.

        For the U.S. Plan, the expected long-term rate of return on assets has been determined based on the historical returns and the future expectations for returns for its portfolio, principally cash and cash equivalents.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

12. EMPLOYEE BENEFIT PLANS (Continued)

        Components of net periodic benefit cost follow:

	Pension Plans				Other Post-Retirement Benefits
	Successor			Predecessor	Successor			Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 1, 2005 to December 31, 2005	Nine Months Ended September 30, 2005	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 1, 2005 to December 31, 2005	Nine Months Ended September 30, 2005
Service cost	$289	$302	$49	$146	$60	$57	$9	$27
Interest cost	779	648	90	270	129	115	20	60
Expected return on plan assets	(938)	(640)	(92)	(274)	—	—	—	—
Amortization and foreign currency translation	150	111	52	156	—	—	8	26

Net periodic benefit cost	$280	$421	$99	$298	$189	$172	$37	$113

        The weighted average assumptions for the net periodic costs for the pension plan and other post-retirement benefits are the same as the assumptions set forth above except that the International Plan discount rate was 4.75% and 4.70% for the years ended December 31, 2007 and 2006, respectively, 4.90% for the period from October 1, 2005 to December 31, 2005 and 5.50% for the nine months ended September 30, 2005.

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care and dental benefits was assumed to be 8.5% and 3.5% for both 2007 and 2006, respectively. The rate is assumed to trend down to 5% by 2014 and then stay at 5% per year thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$9	$(9)
Effect on post retirement benefit obligation	191	(171)

        Pension Plan Assets—Plan asset allocation percentages for the International Plan, by asset category, are as follows:

	December 31,
	2007	2006
Balanced pooled funds (consisting of the below types of investment securities)	100%	100%

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

12. EMPLOYEE BENEFIT PLANS (Continued)

        The consolidated asset allocations and the plan investment policy statement asset allocation guidelines for the International Plan compare as follows:

		Actual December 31,
	Target Allocation
		2007	2006
Equity securities	30%–70%	63%	63%
Debt securities	20%–65%	33%	33%
Cash and short term investments	0–40%	5%	4%

        The Company's investment strategy for pension plan assets includes diversification to minimize interest and market risks, and generally does not involve the use of derivative financial instruments. Plan assets are rebalanced periodically to maintain target asset allocations. Maturities of investments are not necessarily related to the timing of expected future benefit payments, but adequate liquidity to make immediate and medium term benefit payments is ensured.

        For the U.S. Plan, the investment strategy for the year ended December 31, 2006 was to preserve the pension plan assets and all assets of the pension plan were invested in cash and cash equivalents. For the year ended December 31, 2007, this investment strategy was changed with equity securities comprising 59% and debt securities 41%.

        Contributions—The Company's funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $1,456 to its pension plans and $68 to its other postretirement benefit plan in 2008.

        Estimated Future Benefit Payments—The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Other Post-Retirement Benefits
2008	$606	$68
2009	723	77
2010	838	85
2011	889	91
2012	939	113
2013–2017	6,296	864

Total payments	10,291	1,298
Less discount for interest	(1,422)	(339)

Benefit obligations	$8,869	$959

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

12. EMPLOYEE BENEFIT PLANS (Continued)

        Defined Contribution Plans—The Company also sponsors defined contribution plans that are available to substantially all employees. The Company contributes cash amounts, based upon a percentage of employee contributions, ranging from 1% to 3% of the employees' pay. The amount expensed for the Company match was $1,429 for 2007, $1,484 for 2006, $167 for the period October 1, 2005 to December 31, 2005 and $555 for the nine months ended September 30, 2005.

13. INCOME TAXES

        The provision for income taxes (benefit) consists of:

	Successor			Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 1, 2005 to December 31, 2005	Nine Months Ended September 30, 2005
Current:
Federal	$(3,372)	$4,036	$—	$—
State and local	105	1,159	50	(400)
Foreign	1,052	3,907	142	1,553

Total current	(2,215)	9,102	192	1,153
Deferred:
Federal	4,527	(908)	(595)	646
State and local	25	(625)	(159)	(66)
Foreign	(5,343)	(3,610)	(27)	(737)

Total deferred	(791)	(5,143)	(781)	(157)

Total income taxes (benefit)	$(3,006)	$3,959	$(589)	$996

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

13. INCOME TAXES (Continued)

        Components of deferred income taxes consist of:

	December 31,
	2007	2006
Current deferred income tax assets (liabilities):
Accounts receivable	$1,665	$1,580
Inventories	2,773	2,977
Payroll and employee benefits	1,734	3,014
Other liabilities and credits	(2,966)	—

Total current deferred income tax assets (liabilities) (See Note 6)	3,206	7,571

Non-current deferred income tax assets (liabilities):
Taxes receivable (competent authority)	2,762	—
Loss carryforwards	7,024	8,022
Environmental costs	267	284
Tax credits	1,382	2,340
Pension and retiree benefits	617	876
Intangibles	(24,712)	(25,274)
Property, plant and equipment	(60,562)	(61,880)

Total non-current deferred income tax assets (liabilities)	(73,222)	(75,632)

Less valuation allowance	8,007	5,785

Total non-current deferred income tax liability, net	(81,229)	(81,417)

Net deferred income tax liability	$(78,023)	$(73,846)

        Based on projections of future taxable income and the expectation that a significant portion of these deferred income tax assets are to be realized by offsetting them against temporary items, it is the Company's belief that it is more likely than not that all deferred income tax assets except for state net operating losses and a portion of the foreign credits will be realized.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

13. INCOME TAXES (Continued)

        A reconciliation of the Company's effective tax rate to the U.S. federal statutory rate follows:

	Successor			Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 1, 2005 to December 31, 2005	Nine Months Ended September 30, 2005
U.S. statutory rate	34%	34%	34%	34%
Increases (decreases) resulting from:
Tax receivable (competent authority)	(52)	—	—	—
Foreign tax credit valuation allowance	18	—	—	—
Foreign tax rate difference	(54)	(5)	(9)	(3)
State income taxes, net of federal benefit	2	3	3	33
Other net, including Transaction costs	(5)	(5)	(5)	(128)

Effective tax rate	(57)%	27%	23%	(64)%

        The Company has a Canadian subsidiary with income (loss) before income taxes of ($4,201) for the year ended December 31, 2007, $2,873 for the year ended December 31, 2006, ($399) for the period from October 1, 2005 to December 31, 2005 and $2,064 for the nine months ended September 30, 2005. At December 31, 2007 and 2006, unremitted Canadian earnings were approximately $23,890 and $28,091, respectively. The Company intends to indefinitely reinvest these earnings. In 2007, the Company recorded an additional $2,169 over the amount recorded in 2006 of $2,500 as a reduction in deferred tax liabilities related to the Canadian statutory tax rate decrease being phased in through 2012 with a corresponding offset to income tax expense.

        The Company has a foreign tax credit carryover of $1,382 at December 31, 2007 of which $983 will expire in 2010, $202 will expire in 2012, $127 in 2014, $33 will expire in 2015 and $37 will expire in 2016.A valuation allowance for $982 has been recorded against these foreign tax credits as a result of management's projections for their utilization. The Company has AMT credit carryforwards of $711 at December 31, 2007, which do not have an expiration date. The Company also has state net operating loss carryforwards of $7,024 at December 31, 2007 against which a full valuation allowance has been recorded as a result of management's projections for their utilization.

Uncertain Tax Positions

        In June 2006, the FASB issued FIN 48, which is a comprehensive model for recognition, measurement and disclosure of uncertain tax positions in a company's financial statements. FIN 48

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

13. INCOME TAXES (Continued)

applies to all tax positions accounted for in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 permits the recognition of tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained and is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", on January 1, 2007. Upon adoption, the total unrecognized tax benefit was approximately $2,700, which primarily related to transfer pricing considerations with our wholly owned Canadian subsidiary. A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Unrecognized Tax Benefits:
Balance as of January 1, 2007	$2,186
Increases as a result of positions taken during the current year	258
Increases as a result of positions taken during prior years	699
Decreases of tax positions taken during prior years	(200)
Decreases relating to settlements with taxing authorities	(450)
Lapse of statute of limitations	(188)

Balance as of December 31, 2007	$2,305

        The entire unrecognized tax benefits at December 31, 2007, if recognized, would reduce the Company's annual effective tax rate. However, if recognized, the Company believes a significant portion of this liability would be offset in the US as a result of the competent authority process allowed by the US tax treaty with Canada. The Company is presently under audit in Canada for amounts included in the above reconciliation but the Company does not anticipate this audit being resolved in the short-term. Furthermore, the Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

        The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its income statement. The total amount of accrued interest and penalties as of December 31, 2007 and 2006 related to FIN 48 was approximately $771 thousand and $521 thousand, respectively.

        The Company and its subsidiaries file a US federal income tax return and various state filings. Our Canadian subsidiary also files a return in Canada and the province of Ontario. The US and Canada generally have a three year statute of limitations on tax filings. As a result, the Company has open tax years for US federal and Canadian purposes from 2004 through 2006. With few exceptions, state statutes follow the open period federally. The Company does have net operating losses (NOLs) for state purposes in some jurisdictions. These NOLs are subject to review based on the year in which they are utilized. For transfer pricing issues, the US-Canada treaty permits a review of transfer pricing considerations for a six year period (as opposed to the general three year state previously mentioned for income tax purposes).

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

14. RELATED PARTY TRANSACTIONS

        Prior to September 30, 2005, an annual management fee of $1,000 and reimbursement of out of pocket expenses were payable to The Carlyle Group (the previous majority stockholder of the Company) and charged to selling, general and administrative expenses. During the nine months ended September 30, 2005, $514 of fees and expenses were paid to The Carlyle Group.

        Subsequent to September 30, 2005, the Company pays an annual management fee of $1,500 and reimbursement of out of pocket expenses to Genstar Capital LLC and The Sterling Group. During the period October 1, 2005 to December 31, 2005, no amounts were paid, and $375 was accrued for management fees at December 31, 2005. During the year ended December 31, 2006, $1,688 was paid and $187 was accrued for management fees at December 31, 2006. During the year ended December 31, 2007, $1,312 was paid and $375 was accrued for management fees at December 31, 2007.

        At December 31, 2007 and 2006, the Company had an intercompany payable to its ultimate parent company, Panolam Holdings Co. of $5,619 and $5,198, respectively`, which represents principal and interest related to the junior subordinated notes issued by Panolam Holdings to the sellers of Nevamar. In January 2008, the Company settled the subordinated notes with the sellers for $2,377 and as part of the settlement agreement, the Company will no longer be indemnified by the sellers for certain claims.

15. STOCK OPTIONS

        On September 30, 2005, in connection with the Transaction, all options outstanding that were granted in 1999 and 2004 were paid out in full, and no options were outstanding as of September 30, 2005. All options granted during 2004 were revalued due to a dividend distribution of $68,520 as provided for in the option plan agreement. The exercise price was adjusted to the estimated fair value of the Company's stock of $669. For the nine months ended September 30, 2005, $5,026 was recorded as compensation expense relating to the Transaction (see note 2). This amount represents the payout of options at the revalued exercise price less an amount held in escrow.

        Presented below is a summary of stock option activity for the nine months ended September 30, 2005.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2004	8,289	$1,136	3,504	$1,136
Vesting	—	—	4,785	1,136
Exercised	(8,289)	669	(8,289)	669

Outstanding, September 30, 2005	—	—	—	—

        For the nine-month period prior to the adoption of SFAS No. 123(R) on October 1, 2005, the following table illustrates the pro forma effect on net loss if the Company had applied the fair value

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

15. STOCK OPTIONS (Continued)

recognition provisions of SFAS No. 123 to the options in effect prior to September 30, 2005. The compensation expense represents the pro forma effects of amortizing the estimated fair value of the options over the vesting period.

Predecessor
Nine Months Ended September 30, 2005
Net loss reported	$(2,555)
Stock-based compensation expense—under fair value method, net of tax	—

Pro forma net loss	$(2,555)

        On September 30, 2005, the Company instituted the Panolam Holdings Co. 2005 Equity Incentive Plan ("Plan"). The compensation committee of the Board of Directors administers this Plan, and at least two non-employee directors must be on the committee. The purpose of the Plan is to attract, retain and motivate the Company's executives and its management employees. The Committee is authorized to approve the grant of any one or combination of stock options, stock appreciation rights, restricted stock, stock units and cash. On September 30, 2005, the Company granted stock options to an executive officer and management personnel to purchase 15,556 shares of the Company's common stock, exercisable at a price of $500 per share. Through December 31, 2007, 3,111 of these stock options have been forfeited. These options vest ratably over 5 years. The Company's policy is to issue shares to satisfy stock option exercises.

        On October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (as amended), using fair-value based measurement of accounting. Upon adoption, the Company selected the modified prospective method. As a result of adopting SFAS No. 123(R), the Company recognized compensation expense of $483 for the year ended December 31, 2007, $487 for the year ended December 31, 2006 and $118 for the period from October 1, 2005 to December 31, 2005. Such compensation expense is included in selling, general and administrative expense in the statement of operations. The tax benefit related to this expense was $181, $185 and $45 for the years ended December 31, 2007 and 2006 and for the period from October 1, 2005 to December 31, 2005, respectively. As of December 31, 2007 and 2006, there was $1,451 and $1,837, respectively, of unrecognized compensation expense relating to outstanding options. The amount at December 31, 2007 will be amortized over the remaining vesting period associated with each grant, and the weighted average expected amortization period is 2.9 years.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

15. STOCK OPTIONS (Continued)

        Stock option activity and the related changes that occurred during the period October 1, 2005 to December 31, 2005 and for the years ended December 31, 2006 and 2007 is summarized as follows:

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding, October 1, 2005	—	$—	—	$—
Granted	15,556	500	—	—

Outstanding, December 31, 2005	15,556	500	—	—
Granted	750	500	—	—
Forfeited	(1,778)	500	—	—
Vested	—	—	2,756	500

Outstanding, December 31, 2006	14,528	500	2,756	500
Granted	800	750	—	—
Forfeited	(1,383)	509	(267)	500
Vested	—	—	2,639	500

Outstanding and expected to vest at December 31, 2007	13,945	$513	5,128	$500

        The Company uses the Black-Scholes Merton option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. In determining the fair value of its share-based awards, the Company has assumed no forfeitures and as a result expects the awards to vest ratably over the five-year vesting period. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The Company granted 800 stock options at an exercise price of $750 during 2007 that vest ratably over five years and have a weighted average fair value of $332. At December 31, 2007, the Company's outstanding stock options and the outstanding stock options that are exercisable had weighted average remaining contractual terms of 7.9 years and 7.8 years, respectively. The following table provides the assumptions

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

15. STOCK OPTIONS (Continued)

used in determining the weighted average fair value for each of the respective periods presented, followed by definitions of those terms:

	Successor			Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	October 1, 2005 to December 31, 2005	Nine Months Ended September 30, 2005
Risk-free interest rate	4.52%	5.01%	4.19%	4.19%
Dividend yield	—	—	—	—
Volatility factor	35%	36%	30%	30%
Expected term of options	6.5 years	6.5 years	4.0 years	4.0 years
Weighted average fair value of options	$332	$417	$151	$151

        Term—This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of 10 years. The Company utilizes the simplified method as defined in SAB 107—Share-Based Payments. An increase in the expected term will increase compensation expense.

        Volatility—This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatilities are based on implied volatilities from traded options of a company's shares, historical volatility of a company's shares, and other factors, such as expected changes in volatility arising from planned changes in a company's business operations. An increase in the expected volatility will increase compensation expense. As the Company does not have a history of trading from which to determine its volatility, the historical stock price volatility of 14 public companies whose lines of business are considered similar to the Company were analyzed, focusing on the stock price trading history of those 14 companies for the years prior to grant date.

        Risk-Free Interest Rate—This is the U.S. Treasury rate in effect at the time of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

        Dividend Yield—The Company has no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

16. COMMITMENTS AND CONTINGENCIES

        The Company is party to litigation matters involving ordinary and routine claims incidental to the business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its examination of such matters, the Company's ultimate costs with respect to such matters, if any, will not have a material adverse effect on its financial position, results of operations or cash flows.

        Environmental—The Company's Auburn, Maine, facility is subject to a Compliance Order by Consent ("COC") dated May 5, 1993, issued by the State of Maine Department of Environmental

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

16. COMMITMENTS AND CONTINGENCIES (Continued)

Protection ("DEP") with regard to unauthorized discharges of hazardous substances into the environment. The Company and the previous owners, named in the COC, are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The previous owners have completed and submitted to the State for its review a risk assessment. The financial obligation of the previous owners to investigate and or remediate is unlimited except with regard to a portion of the land at the Company's Auburn, Maine, facility, which is capped at $10,000. The Company has recorded a liability of $717 and $749 at December 31, 2007 and 2006, respectively, for site remediation costs in excess of costs assumed by the previous owners. The Company could incur additional obligations in excess of the amount accrued and the Company's recorded estimate may change over time. The Company expects this environmental issue to be resolved within the next five to ten years.

        During 2006, the Company's wholly-owned subsidiary, Nevamar Company LLC was named a defendant in numerous workers compensation claims filed on behalf of current and former employees at the Hampton, South Carolina facility alleging injury in the course of employment due to alleged exposure to asbestos and unidentified chemicals. Under the ownership of Westinghouse Electric Corporation, the Hampton, South Carolina facility manufactured asbestos-based products until approximately 1975. In 2004 and 2005, Nevamar, Westinghouse and International Paper settled 10 workers' compensation claims related to alleged asbestos exposure. Under a 2005 agreement with International Paper, Nevamar's liability for workers compensation claims related to alleged exposure to asbestos brought by employees hired before July 1, 2002, is capped at 15% of any damages it shares with International Paper until Nevamar has paid an aggregate of $700,000, at which point the Company has responsibility for any additional shared damages. Employees hired by Nevamar after July 1, 2002 and who file claims related to alleged exposure to asbestos are not covered by this indemnity agreement.

        As of December 31, 2007, 299 workers' compensation claims have been filed alleging injury due to exposure to asbestos and unidentified chemicals of which approximately 195 claimants are current Nevamar employees. Approximately 8 of the 299 claimants were hired by Nevamar after July 1, 2002. We believe these claims are occupational disease claims and such claims are non-compensable under current South Carolina law until a claimant can demonstrate a wage-loss disability. The Company believes that the 195 claimants who are current employees cannot demonstrate a wage-loss disability and therefore these claims should be dismissed. The Company has received very limited information from claimants regarding these claims and is therefore unable to estimate at this time the amount or range of potential loss, if any, which may result if the outcome of any of the cases described above were unfavorable and the amount of indemnification available were inadequate to cover such losses.

        The Company's operations and properties are subject to extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, as well as laws relating to worker health and workplace safety. Management is not aware of any exposures, other than those mentioned above, which would require an accrual.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

16. COMMITMENTS AND CONTINGENCIES (Continued)

        Lease Commitments—Minimum future rental payments under operating leases, determined at December 31 2007, are as follows:

2008	$2,376
2009	1,761
2010	1,734
2011	1,731
2012	1,654
Thereafter	4,486

$13,742

        Rental expense was $3,548, $3,904, $416 and $1,237 for the years ended December 31, 2007 and 2006, the period October 1, 2005 to December 31, 2005 and the nine months ended September 30, 2005, respectively.

17. SEGMENT INFORMATION

        The Company has two reportable segments, decorative laminates and other. Decorative laminates manufactures and distributes decorative laminates, primarily TFM and HPL, for use in a wide variety of residential and commercial indoor surfacing applications. This segment accounted for approximately 89% of the Company's total revenue for the years ended December 31, 2007 and 2006 and 86% for the period from October 1, 2005 to December 31, 2005 and the nine months ended September 30, 2005. The Company's other segment includes the production and marketing of a variety of specialty resins for industrial uses, custom treated and chemically prepared decorative overly papers and a variety of other industrial laminates. This segment net of the corporate/eliminations accounted for 11% of the Company's total revenue for the years ended December 31, 2007 and 2006 and 14% for the period October 1, 2005 to December 31, 2005 and the nine months ended September 30, 2005. The amount of net sales reflected in the corporate/eliminations column in the tables below primarily represents the elimination of the intercompany sales of the other segment to the decorative laminates segment. The other amounts reflected in this column related to expenses, capital expenditures and total assets associated with the Company's Corporate office.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

17. SEGMENT INFORMATION (Continued)

        The Company uses the following key information in evaluating the performance of each segment:

	Successor
	As of December 31, 2007 and for the Year Ended December 31, 2007
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$375,627	$57,349	$(8,579)	$424,397
Gross profit	84,582	6,286	—	90,868
Income (loss) from operations	59,272	4,513	(24,188)	39,597
Depreciation and amortization expense	24,100	3,090	3,040	30,230
Capital expenditures	3,406	5,250	182	8,838
Total assets	391,465	55,497	119,397	566,359

	Successor
	As of December 31, 2006 and for the Year Ended December 31, 2006
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$411,561	$57,043	$(8,526)	$460,078
Gross profit	93,750	8,834	—	102,584
Income (loss) from operations	70,936	4,838	(25,973)	49,801
Depreciation and amortization expense	20,554	1,908	2,946	25,408
Capital expenditures	3,613	8,770	236	12,619
Total assets	397,584	51,436	122,722	571,742

	Successor
	As of December 31, 2005 and for the Period October 1, 2005 to December 31, 2005
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$58,508	$11,159	$(1,296)	$68,371
Gross profit	11,153	1,805	—	12,958
Income (loss) from operations	8,555	1,348	(5,637)	4,266
Depreciation and amortization expense	3,721	487	713	4,921
Capital expenditures	1,518	3,607	49	5,174
Total assets	320,569	43,885	116,202	480,656

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

17. SEGMENT INFORMATION (Continued)

	Predecessor
	Nine Months Ended September 30, 2005
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$189,040	$34,381	$(3,565)	$219,856
Gross profit	45,648	5,858	—	51,506
Income (loss) from operations	37,620	4,406	(23,032)	18,994
Depreciation and amortization expense	7,632	604	252	8,488
Capital expenditures	1,312	1,947	308	3,567

        Net sales by geographic area were:

	Successor			Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 1, 2005 to December 31, 2005	Nine Months Ended September 30, 2005
United States	$352,884	$384,627	$53,779	$173,529
Canada	66,009	70,348	13,806	43,877
Other	5,504	5,103	786	2,450

	$424,397	$460,078	$68,371	$219,856

        No single customer accounted for more than 10% of the Company's consolidated net sales for any of the above periods.

        Long-lived assets by geographic area were as follows:

	December 31, 2007	December 31, 2006
United States	$328,484	$368,609
Canada	130,791	91,688

	$459,275	$460,297

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

        The Notes issued September 30, 2005 by Panolam Industries International, Inc. are guaranteed by Panolam Industries, Inc., Pioneer Plastics Corporation and Nevamar Holding Corp. Supplemental consolidating condensed financial statements for the parent company, subsidiary guarantors and the non-guarantor company are presented below. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

        The Company has corrected its previous presentation of its "investment in subsidiaries" within the parent company balance sheet to appropriately reflect its subsidiaries on an equity method basis, as of December 31, 2006. This also impacted the stockholder's equity line item and the intercompany receivable/payable line item for the parent and its subsidiaries. The prior disclosure had included certain costs attributable to the parent company, within the stockholder's equity of the subsidiaries' balance sheets. The presentation as of December 31, 2006 has been corrected to properly reflect these costs within the parent company. This adjustment had no impact to the consolidated balance sheet, as the investment in subsidiaries line item, intercompany receivable/payable line item, and the subsidiaries stockholder's equity line item, appropriately eliminate in both the prior year presentation and current year presentation.

        In addition, the Company had previously presented intercompany payables and receivables transactions between the parent company and its guarantor and non-guarantor subsidiaries as operating activities. These transactions should have been presented in investing and financing activities. The accompanying condensed consolidating financial statements for 2006 have been corrected to properly present these cash flow activities in the respective columns. As any changes in the classification between operating, investing, and financing are eliminated in consolidation, there is no impact on the consolidated statement of cash flows for the years ended December 31, 2006, and period from

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

October 1, 2005 to December 31, 2005 (Successor) and for the nine months ended September 30, 2005 (Predecessor).

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets December 31, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$9,202	$(2,553)	$4,095	$—	$10,744
Accounts receivable, net	1,445	15,664	2,160	—	19,269
Inventories	—	52,056	6,095	—	58,151
Other current assets	12,217	4,262	2,441	—	18,920

Total current assets	22,864	69,429	14,791	—	107,084
Property, plant and equipment, net	1,561	171,251	92,233	—	265,045
Goodwill	12,060	61,494	28,906	—	102,460
Intangible assets, net	39,067	34,202	9,652	—	82,921
Debt acquisition costs, net	8,814	—	—	—	8,814
Other assets	35	—	—	—	35
Intercompany receivables	—	155,385	20,993	(176,378)	—
Investment in subsidiaries	607,811	—	—	(607,811) (a)	—

Total	$692,212	$491,761	$166,575	$(784,189)	$566,359

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$230	$7,763	$3,787	$—	$11,780
Accrued liabilities	13,979	9,987	1,701	—	25,667
Current portion of long-term debt	30	17	—	—	47
Other current liabilities	—	—	1,313	—	1,313

Total current liabilities	14,239	17,767	6,801	—	38,807
Long-term debt	319,872	22	—	—	319,894
Deferred income taxes	60,142	—	21,087	—	81,229
Due to Panolam Holdings Co.	5,619	—	—	—	5,619
Other liabilities	—	1,476	3,372	—	4,848
Intercompany payables	176,378	—	—	(176,378)	—

Total liabilities	576,250	19,265	31,260	(176,378)	450,397
Total stockholder's equity	115,962	472,496	135,315	(607,811) (a)	115,962

Total	$692,212	$491,761	$166,575	$(784,189)	$566,359

(a)
Elimination of investment in subsidiaries.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets December 31, 2006
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$8,544	$(3,550)	$5,855	$—	$10,849
Accounts receivable, net	1,431	19,051	1,623	—	22,105
Inventories	—	53,404	8,455	—	61,859
Other current assets	14,495	1,306	831	—	16,632

Total current assets	24,470	70,211	16,764	—	111,445
Property, plant and equipment, net	1,987	179,353	83,411	—	264,751
Goodwill	12,060	61,494	24,510	—	98,064
Intangible assets, net	41,670	35,665	8,277	—	85,612
Debt acquisition costs, net	10,750	—	—	—	10,750
Other assets	31	1,089	—	—	1,120
Intercompany receivables	—	92,228	10,728	(102,956)	—
Investment in subsidiaries	523,268	—	—	(523,268) (a)	—

Total	$614,236	$440,040	$143,690	$(626,224)	$571,742

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$324	$9,229	$1,834	$—	$11,387
Accrued liabilities	16,467	14,852	1,290	—	32,609
Current portion of long-term debt	—	30	—	—	30
Other current liabilities	3,559	—	772	—	4,331

Total current liabilities	20,350	24,111	3,896	—	48,357
Long-term debt	339,748	36	—	—	339,784
Deferred income taxes	57,043	—	24,374	—	81,417
Due to Panolam Holdings Co.	5,198	—	—	—	5,198
Other liabilities	—	4,237	3,808	—	8,045
Intercompany payables	102,956	—	—	(102,956)	—

Total liabilities	525,295	28,384	32,078	(102,956)	482,801
Total stockholder's equity	88,941	411,656	111,612	(523,268) (a)	88,941

Total	$614,236	$440,040	$143,690	$(626,224)	$571,742

(a)
Elimination of investment in subsidiaries.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Successor
	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Year Ended December 31, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$344,621	$83,728	$(3,952)	$424,397
Cost of goods sold	—	259,633	77,848	(3,952)	333,529

Gross profit	—	84,988	5,880	—	90,868
Selling, general and administrative expenses	22,290	24,456	4,525	—	51,271

Income (loss) from operations	(22,290)	60,532	1,355	—	39,597
Interest expense	34,888	3	—	—	34,891
Interest income	(464)	—	(148)	—	(612)

Income (loss) before income taxes and equity in net income of subsidiaries	(56,714)	60,529	1,503	—	5,318
Income taxes (benefit)	1,291	—	(4,297)	—	(3,006)

Income (loss) before equity in net income of subsidiaries	(58,005)	60,529	5,800	—	8,324
Equity in net income of subsidiaries	66,329	—	—	(66,329)	—

Net income	$8,324	$60,529	$5,800	$(66,329)	$8,324

	Successor
	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Year Ended December 31, 2006
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$367,486	$98,287	$(5,695)	$460,078
Cost of goods sold	—	280,793	82,396	(5,695)	357,494

Gross profit	—	86,693	15,891	—	102,584
Selling, general and administrative expenses	25,973	24,405	2,405	—	52,783

Income (loss) from operations	(25,973)	62,288	13,486	—	49,801
Interest expense	35,574	3	—	—	35,577
Interest income	(388)	(17)	(223)	—	(628)

Income (loss) before income taxes and equity in net income of subsidiaries	(61,159)	62,302	13,709	—	14,852
Income taxes	2,920	—	1,039	—	3,959

Income (loss) before equity in net income of subsidiaries	(64,079)	62,302	12,670	—	10,893
Equity in net income of subsidiaries	74,972	—	—	(74,972)	—

Net income	$10,893	$62,302	$12,670	$(74,972)	$10,893

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Successor
	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Period October 1, 2005 to December 31, 2005
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$49,294	$20,373	$(1,296)	$68,371
Cost of goods sold	—	38,675	18,034	(1,296)	55,413

Gross profit	—	10,619	2,339	—	12,958
Selling, general and administrative expenses	5,373	2,468	588	—	8,429
Transaction expenses	263	—	—	—	263

Income (loss) from operations	(5,636)	8,151	1,751	—	4,266
Interest expense	6,917	1	—	—	6,918
Interest income	(58)	—	(10)	—	(68)

Income (loss) before income taxes (benefit) and equity in net income of subsidiaries	(12,495)	8,150	1,761	—	(2,584)
Income taxes (benefit)	(692)	—	103	—	(589)

Income (loss) before equity in net income of subsidiaries	(11,803)	8,150	1,658	—	(1,995)
Equity in net income of subsidiaries	9,808	—	—	(9,808)	—

Net income (loss)	$(1,995)	$8,150	$1,658	$(9,808)	$(1,995)

	Predecessor
	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2005
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$157,336	$66,085	$(3,565)	$219,856
Cost of goods sold	—	117,366	54,549	(3,565)	168,350

Gross profit	—	39,970	11,536	—	51,506
Selling, general and administrative expenses	16,348	7,331	2,148	—	25,827
Transaction expenses	6,685	—	—	—	6,685

Income (loss) from operations	(23,033)	32,639	9,388	—	18,994
Interest expense	6,917	13,776	—	—	20,693
Interest income	(115)	—	(25)	—	(140)

Income (loss) before income taxes and equity in net income of subsidiaries	(29,835)	18,863	9,413	—	(1,559)
Income taxes	246	—	750	—	996

Income (loss) before equity in net income of subsidiaries	$(30,081)	$18,863	$8,663	—	$(2,555)
Equity in net income of subsidiaries	27,526	—	—	(27,526)	—

Net income (loss)	$(2,555)	$18,863	$8,663	$(27,526)	$(2,555)

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Successor
	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2007
	Parent Company	Subsidiary Guarantors	Non-Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income	$8,324	$60,529	$5,800	$(66,329)	$8,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,896	17,846	9,488		30,230
Deferred income tax benefit	7,222	—	(7,714)		(492)
Amortization of debt acquisition costs	2,341	—	—		2,341
Stock option expense	483	—	—		483
Equity in net income of subsidiaries	(66,329)	—	—	66,329	—
Other	857	(1,059)	200		(2)
Changes in operating assets and liabilities:
Accounts receivable	(14)	3,387	(282)		3,091
Inventories	—	(673)	(1,092)		(1,765)
Other current assets	298	(1,387)	180		(909)
Accounts payable and accrued liabilities	(2,582)	(6,388)	1,859		(7,111)
Income taxes payable	(5,887)	410	466		(5,011)
Other	—	(341)	(753)		(1,094)

Net cash (used in) provided by operating activities	(52,391)	72,324	8,152	—	28,085
Cash flows from investing activities:
Intercompany receivable/payable, net	73,606	—	—	(73,606)	—
Purchases of property, plant and equipment	(182)	(7,959)	(697)		(8,838)

Net cash provided by (used in) investing activities	73,424	(7,959)	(697)	(73,606)	(8,838)
Cash flows from financing activities:
Repayment of long-term debt	(20,000)	—	—		(20,000)
Proceeds from long-term debt	30	(27)	—		3
Proceeds from revolving credit	—	—	—		—
Payment of debt acquisition costs	(405)	—	—		(405)
Intercompany receivable/payable, net	—	(63,341)	(10,265)	73,606	—
Repurchase and cancellation of common stock	—	—	—		—
Repayment of revolving credit	—	—	—		—

Net cash (used in) provided by financing activities	(20,375)	(63,368)	(10,265)	73,606	(20,402)

Effect of exchange rate changes on cash	—	—	1,050	—	1,050

Net change in cash and cash equivalents	658	997	(1,760)	—	(105)
Cash and cash equivalents—beginning of period	8,544	(3,550)	5,855	—	10,849

Cash and cash equivalents—end of period	$9,202	$(2,553)	$4,095	$—	$10,744

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Successor
	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2006
	Parent Company	Subsidiary Guarantors	Non-Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income	$10,893	$62,302	$12,670	$(74,972)	$10,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,944	15,024	7,440		25,408
Deferred income tax benefit	(3,871)	(273)	(999)		(5,143)
Amortization of debt acquisition costs	3,247	—	—		3,247
Stock option expense	487	—	—		487
Equity in net income of subsidiaries	(74,972)	—	—	74,972	—
Other	(204)	458	(73)		181
Changes in operating assets and liabilities:
Accounts receivable	204	11,747	1,312		13,263
Inventories	—	5,194	318		5,512
Other current assets	(3,044)	1,251	(58)		(1,851)
Accounts payable and accrued liabilities	2,801	(14,236)	(1,716)		(13,151)
Income taxes payable	2,049	455	1,760		4,264
Other	391	(219)	(974)		(802)

Net cash (used in) provided by operating activities	(59,075)	81,703	19,680	—	42,308
Cash flows from investing activities:
Acquisition, net of acquired cash	(77,801)	—	—		(77,801)
Intercompany receivable/payable, net	83,398	—	—	(83,398)	—
Purchases of property, plant and equipment	(236)	(11,508)	(875)		(12,619)

Net cash provided by (used in) investing activities	5,361	(11,508)	(875)	(83,398)	(90,420)
Cash flows from financing activities:
Repayment of long-term debt	(25,077)	(12)	(9)		(25,098)
Proceeds from long-term debt	80,000	—	—		80,000
Proceeds from revolving credit	5,000	—	—		5,000
Payment of debt acquisition costs	(2,764)	—	—		(2,764)
Intercompany receivable/payable, net	—	(69,757)	(13,641)	83,398	—
Repurchase and cancellation of common stock	(50)	—	—		(50)
Repayment of revolving credit	(5,000)	—	—		(5,000)

Net cash provided by (used in) financing activities	52,109	(69,769)	(13,650)	83,398	52,088

Net change in cash and cash equivalents	(1,605)	426	5,155	—	3,976
Cash and cash equivalents—beginning of period	10,149	(3,976)	700	—	6,873

Cash and cash equivalents—end of period	$8,544	$(3,550)	$5,855	$—	$10,849

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Successor
	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows Period October 1, 2005 to December 31, 2005
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(1,995)	$8,150	$1,658	$(9,808)	$(1,995)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	713	2,426	1,782		4,921
Deferred income tax benefit	(575)	—	(206)		(781)
Amortization of debt acquisition costs	565	—	—		565
Stock option expense	118	—	—		118
Equity in net income of subsidiaries	(9,808)	—	—	9,808	—
Other	2,889	(2,118)	(6)		765
Changes in operating assets and liabilities:
Accounts receivable	769	2,763	(60)		3,472
Inventories	(6)	210	614		818
Other current assets	(4,428)	(65)	(107)		(4,600)
Accounts payable and accrued liabilities	1,438	(1,910)	813		341
Income taxes payable	5,421	327	(154)		5,594
Other	378	—	(182)		196

Net cash (used in) provided by operating activities	(4,521)	9,783	4,152	—	9,414
Cash flows from investing activities:
Intercompany receivable/payable, net	10,976	—	—	(10,976)	—
Purchases of property, plant and equipment	(49)	(4,422)	(703)		(5,174)

Net cash provided by (used in) investing activities	10,927	(4,422)	(703)	(10,976)	(5,174)
Cash flows from financing activities:
Repayment of long-term debt	(337)	(21)	(5)		(363)
Payment of debt acquisition costs	(285)	—	—		(285)
Capital contribution	4,000	—	—		4,000
Intercompany receivable/payable, net	—	(7,843)	(3,133)	10,976	—
Repurchase and cancellation of common stock	(2,252)	—	—		(2,252)
Repayment of revolving credit	(2,500)	—	—		(2,500)

Net cash (used in) provided by financing activities	(1,374)	(7,864)	(3,138)	10,976	(1,400)

Effect of exchange rate changes on cash	—	—	87	—	87

Net change in cash and cash equivalents	5,032	(2,503)	398	—	2,927
Cash and cash equivalents—beginning of period	5,117	(1,473)	302	—	3,946

Cash and cash equivalents—end of period	$10,149	$(3,976)	$700	$—	$6,873

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 (SUCCESSOR),
PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 (SUCCESSOR)
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)
(In thousands)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Predecessor
	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows Nine Months Ended September 30, 2005
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(2,555)	$18,863	$8,663	$(27,526)	$(2,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	252	4,230	4,006		8,488
Deferred income tax benefit	(157)	—	—		(157)
Amortization of debt acquisition costs	1,096	—	—		1,096
Write off of debt acquisition costs	6,211	—	—		6,211
Equity in net income of subsidiaries	(27,526)	—	—	27,526	—
Other	(361)	11	—		(350)
Changes in operating assets and liabilities:
Accounts receivable	(454)	(4,777)	(1,132)		(6,363)
Inventories	2,130	(818)	815		2,127
Other current assets	6,292	322	(59)		6,555
Accounts payable and accrued liabilities	2,449	1,666	(1,111)		3,004
Income taxes payable	1,422	(1,313)	(1,381)		(1,272)
Other	209	—	—		209

Net cash (used in) provided by operating activities	(10,992)	18,184	9,801	—	16,993
Cash flows from investing activities:
Intercompany receivable/payable, net	25,351	—	—	(25,351)	—
Purchases of property, plant and equipment	(308)	(2,948)	(311)		(3,567)

Net cash provided by (used in) investing activities	25,043	(2,948)	(311)	(25,351)	(3,567)
Cash flows from financing activities:
Repayment of long-term debt	(208,998)	(60)	(14)		(209,072)
Proceeds from long-term debt	135,000	—	—		135,000
Proceeds from revolving credit	2,500	—	—		2,500
Payment of debt acquisition costs	(11,519)	—	—		(11,519)
Proceeds from subordinated notes	150,006	—	—		150,006
Capital contribution	76,000	—	—		76,000
Intercompany receivable/payable, net	—	(14,042)	(11,309)	25,351	—
Repurchase and cancellation of common stock	(150,712)	—	—		(150,712)
Redemption of options	(4,081)	—	—		(4,081)

Net cash (used in) provided by financing activities	(11,804)	(14,102)	(11,323)	25,351	(11,878)

Effect of exchange rate changes on cash	—	—	(45)	—	(45)

Net change in cash and cash equivalents	2,247	1,134	(1,878)	—	1,503
Cash and cash equivalents—beginning of period	2,870	(2,607)	2,180	—	2,443

Cash and cash equivalents—end of period	$5,117	$(1,473)	$302	$—	$3,946

QuickLinks

PANOLAM INDUSTRIES INTERNATIONAL, INC. FORM 10-K TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  Item 1A. Risk Factors
Risks Relating to Our Business
Risks Related to Our Indebtedness
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
  Item 9A(T). Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SCHEDULE II PANOLAM INDUSTRIES INTERNATIONAL, INC. VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2007 and 2006 (Successor), Period from October 1, 2005 to December 31, 2005 (Successor) and Nine Months ended September 30, 2005 (Predecessor) (In thousands)
Signatures
PANOLAM INDUSTRIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2007 AND 2006, PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (In thousands)
PANOLAM INDUSTRIES INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006 (In thousands, except share data)
PANOLAM INDUSTRIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY YEARS ENDED DECEMBER 31, 2007 AND 2006, PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005, AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (In thousands, except share data)
PANOLAM INDUSTRIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2007 AND 2006, PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (In thousands)
Panolam Industries International, Inc. Unaudited Pro Forma Consolidated Statement of Operations Year Ended December 31, 2006 (in thousands)