Form 10-Q
period 2008-03-31
PANOLAM INDUSTRIES INTERNATIONAL INC
filed 2008-05-15
CIK 1086385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(203) 925-1556

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

Panolam Industries International, Inc.

Index to Quarterly Report on

Form 10-Q

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,965	$10,744
Accounts receivable, less allowances of $6,930 at March 31, 2008 and $7,048 at December 31, 2007	24,773	19,269
Inventories	59,335	58,151
Other current assets	19,911	18,920
Total current assets	122,984	107,084
PROPERTY, PLANT AND EQUIPMENT – Net	256,404	265,045
GOODWILL	101,341	102,460
INTANGIBLE ASSETS – Net	81,529	82,921
DEBT ACQUISITION COSTS – Net	8,332	8,814
OTHER ASSETS	5	35

TOTAL	$570,595	$566,359

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,374	$11,780
Accrued liabilities	29,596	25,667
Current portion of long-term debt	33	47
Other current liabilities	114	1,313
Total current liabilities	48,117	38,807

LONG-TERM DEBT, LESS CURRENT PORTION	322,922	319,894
DEFERRED INCOME TAXES	79,779	81,229
DUE TO PANOLAM HOLDINGS CO	—	5,619
OTHER LIABILITIES	8,671	4,848
Total liabilities	459,489	450,397

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value – 200 authorized, 200 issued and outstanding	—	—
Additional paid-in capital	81,161	81,038
Accumulated earnings	16,763	17,222
Accumulated other comprehensive income	13,182	17,702
Total stockholder’s equity	111,106	115,962

TOTAL	$570,595	$566,359

See notes to condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

NET SALES	$101,182	$112,380

COST OF GOODS SOLD	81,739	86,529

GROSS PROFIT	19,443	25,851

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,745	13,638

INCOME FROM OPERATIONS	6,698	12,213

INTEREST EXPENSE	7,877	8,829

INTEREST INCOME	(86)	(162)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(1,093)	3,546

INCOME TAXES (BENEFIT)	(634)	1,296

NET INCOME (LOSS)	$(459)	$2,250

See notes to condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(459)	$2,250
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,263	6,605
Deferred income taxes	(720)	1,372
Amortization of debt acquisition costs	482	601
Stock option expense	123	124
Other	(19)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(5,588)	(7,379)
Inventories	(1,420)	1,202
Other current assets	969	42
Accounts payable and accrued liabilities	8,646	5,732
Income taxes payable	(41)	(1,245)
Other	(169)	(241)
Net cash provided by operating activities	9,067	9,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,188)	(3,964)
Net cash used in investing activities	(1,188)	(3,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(2,017)	(3,010)
Borrowings under revolving credit facility	5,000	—
Payment of amount due to Panolam Holdings Co	(2,482)	—
Payment of debt acquisition costs	—	(54)
Net cash provided by (used in) financing activities	501	(3,064)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(159)	71
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,221	2,102
CASH AND CASH EQUIVALENTS - Beginning of period	10,744	10,849
CASH AND CASH EQUIVALENTS - End of period	$18,965	$12,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$3,499	$3,801
Cash payments for income taxes, net of refunds	127	1,169

See notes to condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(Unaudited)

1.   BUSINESS

Panolam Industries International, Inc. (the “Company”) designs, manufactures and distributes decorative overlay products, primarily thermally fused melamine panels (“TFMs”) and high-pressure laminate sheets (“HPLs”), throughout Canada and the United States.  The Company markets its products through independent distributors and directly to kitchen and bathroom cabinet, furniture, store fixtures and original equipment manufacturers (“OEM’s”).  The Company wholly-owns the following companies:

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

The parent of Holdings II, Panolam Holdings Co. (“Panolam Holdings”), is controlled by Genstar Capital LLC, or Genstar Capital, and The Sterling Group.

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

•                                          The Company issued $151,000 of its 10 ¾% Senior Subordinated Notes due 2013 (the “Notes”).

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

In connection with the Merger and change of control, purchase accounting was applied, and all assets were revalued and goodwill recorded, based on valuations and other studies.  As such, the value of intangibles (both definite and indefinite lived), goodwill and property, plant and equipment increased significantly.  The increase in the valuation of the definite lived intangible asset and the property, plant and equipment, as well as the increase in capitalized financing costs, will increase the depreciation and amortization expense and cost of sales considerably as compared to prior periods.

The goodwill resulting from the Transaction was $99,078. See note 8 for a description of the Company’s intangible assets.  The fair value of the purchase price has been allocated as of September 30, 2005 as follows:

Current assets	$76,560
Property, plant and equipment	217,402
Goodwill	99,078
Intangible assets	93,163
Other assets	304

Total assets acquired	486,507

Total current liabilities	34,457
Other liabilities	4,974
Long term debt	283,693
Deferred income taxes	83,383

Total liabilities	406,507

Net assets acquired	$80,000

3.   THE ACQUISITION OF NEVAMAR

On March 1, 2006, Panolam Industries International, Inc. acquired all of the outstanding equity securities of Nevamar Holdco, LLC, the parent of Nevamar Company, LLC (“Nevamar”) a leading manufacturer of decorative surface products. Nevamar is included in the results of the Company beginning on March 1, 2006.  Nevamar designs and sells decorative laminates and other surfacing materials used in the commercial and residential furniture, fixtures and cabinet markets, as well as the graphic arts industry.  The total consideration paid for Nevamar was $80,000, consisting of $75,000 in cash and the issuance by Panolam to the sellers of $5,000 of junior subordinated notes. At the time of closing, $1,000 of the purchase price was put into an escrow account, which was ultimately returned to the Company in the form of a working capital adjustment pursuant to the acquisition agreement. In addition, the Company incurred $3,863 in closing costs related to the Nevamar acquisition. At closing, the Company issued junior subordinated notes to the sellers against which it could offset certain amounts that would be owed to it in the event the Company asserted a claim for indemnification under the acquisition agreement.  At December 31, 2007, the Company had offset approximately $138 in claims against the junior subordinated notes. In January 2008, the Company settled the junior subordinated notes with the sellers for $2,377 and as part of the settlement agreement, the Company will no longer be indemnified by the sellers for certain claims. As a result of the settlement, the intercompany payable was no longer outstanding as of March 31, 2008 and the Company recorded a liability in accrued liabilities and other liabilities in anticipation of such claims.  In addition, the Company incurred $105 in legal and bank fees related to this settlement. In connection with the Nevamar acquisition, the Company expanded its existing credit facility and drew down an additional $80,000 of long-term debt.  Debt acquisition costs related to the $80,000 drawdown totaled $2,764. See note 9 for a discussion of the amortization of the Company’s debt acquisition costs.

In connection with this acquisition, purchase accounting was applied, and all assets were revalued based on valuations and other studies. No goodwill resulted from this acquisition because the fair value of assets acquired was in excess of the cost of this acquisition. Such excess fair value was used to reduce the allocated costs of the assets acquired. Of the $9,164 of acquired intangible assets, $6,138 was assigned to key customer lists, $2,753 to trademarks and patents and other assets of $273. The acquired intangible assets have a total weighted-average useful life of approximately 13 years.

As of March 1, 2006, the net assets acquired were as follows:

Current assets	$52,280
Property and equipment	53,931
Other intangible assets	9,164

Total assets acquired	115,375

Current liabilities	27,954
Other liabilities	4,558

Total liabilities	32,512

Net assets acquired	$82,863

4.   SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

The condensed consolidated balance sheets at March 31, 2008 and December 31, 2007, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 include the accounts of Panolam Industries International, Inc. and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2007 audited financial statements.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of the Company’s condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, discounts and rebates, inventories, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management considers the Company’s policies on revenue recognition, adjustments for slow moving and obsolete inventories, potentially uncollectible accounts receivable, accruals for customer rebates, income taxes, goodwill, intangible assets and long-lived assets and stock options to be critical accounting policies due to estimates, assumptions, and application of judgment involved in each.

New Accounting Pronouncements— In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements including an amendment of Accounting Research Bulletin (ARB) No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. It is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which addresses the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, this Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired in the business combination or a gain from a bargain purchase and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. It is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115, which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company adopted this statement in 2008 and elected to not adopt the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension plan in its balance sheets. Changes in the funded status are recognized in comprehensive income. The statement requires an employer to measure the funded status of a plan as of the date of the balance sheet. Aside from additional disclosures required, the implementation date is for fiscal years ending after June 15, 2007 for companies deemed to not have publicly traded equity securities. The requirement to measure the funded status on the same day as the balance sheet is for fiscal years ending after December 15, 2008. The Company adopted this statement on December 31, 2007 and SFAS No. 158 had the effect of decreasing the Company’s accrued benefit obligations and increasing other accumulated comprehensive income, net of deferred tax liabilities, by approximately $315 and $217, respectively, at December 31, 2007 and did not have any impact on the Company’s condensed consolidated statements of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 that partially defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 in 2008 and it did not have a material impact on its condensed consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 became effective as of the beginning of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material effect on the Company’s condensed consolidated financial statements.

5.   INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2008	2007
Raw materials	$26,528	$25,029
Work in process	7,193	5,877
Finished goods	25,614	27,245
	$59,335	$58,151

6.   OTHER CURRENT ASSETS

Other current assets consist of:

	March 31,	December 31,
	2008	2007
Deferred income taxes – current (see note 13)	$3,280	$3,206
Prepaid taxes	7,686	5,176
Prepaid insurance	2,049	2,887
Other current assets	6,896	7,651
	$19,911	$18,920

7.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	March 31,	December 31,
	2008	2007
Land	$5,056	$5,096
Buildings and improvements	65,808	66,766
Machinery and equipment	239,543	242,269
Construction in process	4,377	3,855
	314,784	317,986
Accumulated depreciation	(58,380)	(52,941)
	$256,404	$265,045

Depreciation expense was $6,243 for the first quarter ended March 31, 2008 and $5,529 for the first quarter ended March 31, 2007. Depreciation expense related to the Company’s manufacturing processes and administrative functions is included in the consolidated statement of operations in cost of goods sold and selling, general and administrative expenses, respectively. Capitalized interest expense was zero for the first quarter ended March 31, 2008 and $213 for the first quarter ended March 31, 2007. Capital leases of $52 and $69 at March 31, 2008 and December 31, 2007, respectively, are included in machinery and equipment.

8.   GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill for the Company was $101,341 at March 31, 2008 and $102,460 at December 31, 2007. The decrease in goodwill is attributable to the fluctuation in foreign currency translation rates as it relates to goodwill that is recorded by the Company’s Canadian subsidiary. At March 31, 2008, $98,422 of the Company’s total consolidated goodwill balance of $101,341 related to the decorative laminate segment and the remainder of $2,919 related to the other segment. See Note 18 for a discussion of our two reportable segments.

Intangible assets, net include the following:

	March 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Patents and trademarks	$9,134	$2,076	3, 12, 14	$9,134	$1,853	3, 12, 14
Key customer lists	43,574	7,092	15	43,574	6,365	15
Other	1,580	1,242	3, 10	1,602	1,195	3, 10
Trademarks and tradenames with indefinite useful lives	37,651	—	—	38,024	—	—
	$91,939	$10,410		$92,334	$9,413

Amortization expense was $1,020 for the first quarter ended March 31, 2008 and $1,076 for the first quarter ended March 31, 2007.  Expected amortization expense for the remainder of 2008 through 2012 is as follows:

2008	$2,993
2009	3,688
2010	3,660
2011	3,660
2012	3,660

9.   DEBT ACQUISITION COSTS

At March 31, 2008 and December 31, 2007, the debt acquisition costs and accumulated amortization was as follows:

	March 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Debt acquisition costs	$14,967	$6,635	7	$14,967	$6,153	7

Amortization of debt acquisition costs for the first quarter ended March 31, 2008 and 2007 were $482 and $601, respectively. The amortization of debt acquisition costs is included in interest expense.  During 2007, the Company incurred $405 of additional debt acquisition costs associated with the registration of the Notes with the Securities and Exchange Commission.

10.   ACCRUED LIABILITIES

Accrued liabilities consists of:

	March 31,	December 31,
	2008	2007
Salaries, wages and employee benefits	$9,281	$9,383
Insurance	1,559	2,336
Customer rebates	2,483	2,383
Freight	973	1,590
Interest	8,142	4,297
Other	7,158	5,678
	$29,596	$25,667

11.   DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt consists of:

	March 31,	December 31,
	2008	2007
Senior Subordinated Notes, due 2013, face amount $151,000 less discount of $683 at March 31, 2008 and $714 at December 31, 2007, bearing interest at 10 3/4%	$150,317	$150,286
Senior Secured Term Loan, maturing 2012, bearing interest at March 31, 2008 of 5.45% and 7.59% at December 31, 2007	167,586	169,586
Revolver borrowings, bearing interest at March 31, 2008 of 6.00%	5,000	—
Capitalized lease obligations and other	52	69
	322,955	319,941
Current portion	(33)	(47)
	$322,922	$319,894

Senior Subordinated Notes (the “Notes”)—As part of the Transaction (see note 2), the Company issued the Notes on September 30, 2005.  Interest is paid semi-annually in arrears on April 1 and October 1; interest payments commenced on April 1, 2006.  The Notes will mature on October 1, 2013.  The Company capitalized a total of $5,420 of financing fees that are being amortized over the life of the Notes.  The Notes are guaranteed by all of the Company’s subsidiaries including Nevamar, except Panolam Industries, Ltd. (the Canadian subsidiary).  These guarantees are joint and several and full and unconditional.

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

Under the registration rights agreement between the Company and the initial purchasers of the Notes, the Company was required to file a registration statement registering the exchange of unregistered Notes for new registered Notes with the Securities and Exchange Commission by March 29, 2006. The Company was required to pay additional interest on the Notes during the period from March 30, 2006 to the date on which it filed the registration statement required by the registration rights agreement. The additional interest rate was 0.25% for the first 90-day period following March 29, 2006 and increased by an additional 0.25% with respect to each subsequent 90 day period that the registration statement was not filed, up to a maximum additional interest rate of 1.00%. On October 1, 2007, the Company filed the registration statement with the Securities and Exchange Commission and the exchange offer for the Notes commenced on October 24, 2007. As a result, the Company ceased to incur any additional penalty interest beyond the effective date. From January 1, 2007 to October 23, 2007 the Company accrued additional penalty interest at the rate of 1.00% totaling $1,228. Of the additional penalty interest incurred during this period, $377 was paid in April 2007, $755 was paid in October 2007 and the remainder of $96 was paid in April 2008.

Senior Secured Term Loan and Revolving Credit Facility—As part of the Transaction (see note 2), the Company entered into the Senior Secured Term Loan and Revolving Credit Facility (the “Credit Facility”) which originally provided for an aggregate committed amount of up to $155,000 consisting of two tranches; a $135,000 term loan and a $20,000 revolving loan.  The term and revolver borrowings may be designated as base rate or Eurodollar rate borrowings, as defined, plus an applicable interest margin.  The applicable interest margin on the revolver is reset quarterly based upon certain ratios as defined in the credit agreement.  The Company had $5,000 in revolver borrowings at March 31, 2008 and no revolver borrowings at December 31, 2007. As of March 31, 2008 and December 31, 2007, the Company had letters of credit issued in respect of worker’s compensation claims in an aggregate amount of $4,072 outstanding under the Credit Facility. The term loan portion is for 7 years and the revolving loan portion is for 5 years. At March 31, 2008, the interest rate on the revolver borrowings was at an annual rate of 6.00%. The original quarterly repayment amount was $338 with the balance due at September 30, 2012.  The Company capitalized $6,378 of financing fees that will be amortized over the life of the loans.  Panolam Holdings II Co. and all of the Company’s subsidiaries, except the Company’s Canadian subsidiary, guarantee the debt. Substantially all assets are pledged as collateral for the credit facility.

The repayment of the principal amount of the amended term loan facility was originally scheduled to be paid in quarterly installments of $538 beginning March 31, 2006 with the balance of the principal due on September 30, 2012. During the years ended December 31, 2007 and 2006, the Company prepaid $20,000 and $24,539 of its term loan balance, respectively, and during the first quarter ended March 31, 2008, the Company prepaid an additional $2,000 of its term loan balance. As a result of the prepayments, the Company is no longer required to make any repayment of future principal installments until September 30, 2012, the loan maturity date. The interest rate on the term loan facility was 5.45% at March 31, 2008.

The Credit Facility covenants limit the Company’s ability to incur debt, pay dividends, change its capital structure, make guarantees, assume liens, and dispose of assets.  These covenants include requirements for the Company to maintain certain leverage and interest coverage ratios.  In addition, the covenants impose certain limitations on the amount of consolidated capital expenditures that the Company can make or incur in any fiscal year. As of March 31, 2008 the Company was in compliance with its financial covenants.

The Company obtained a Third Amendment to the Credit Agreement and limited waiver dated March 30, 2007 that allowed the Company to file its 2006 audited financial statements with the Administrative Agent for the Lenders by June 30, 2007. The Company supplied the Administrative Agent for the Lenders with the 2006 audited financial statements on June 11, 2007.

The Company has used the funds under its credit facilities, together with the proceeds from the Notes and the capital contribution (see note 2), to fund the retirement of the Company’s previously outstanding first and second lien loans, to repay the shareholders of the Predecessor Company and for working capital requirements, permitted encumbrances, capital expenditures, the Nevamar acquisition and other general corporate purposes.

At March 31, 2008, future debt principal payments are scheduled as follows:

2008	$—
2009	—
2010	5,000
2011	—
2012	167,586
Thereafter	150,317
$322,903

At March 31, 2008, future capital lease payments, including an immaterial amount of interest, are as follows:

2008	$33
2009	19
$52

12.  EMPLOYEE BENEFIT PLANS

Canadian Pension Plan—Through October 1998, the Company maintained a defined benefit pension plan covering certain Canadian employees (the “International Plan”) at which time the Company transferred certain participants into a defined contribution plan.  The participants remaining in the defined benefit plan subsequent to October 1998 continue to participate in such plan.  Assets of the plan are primarily comprised of Canadian and U.S. equity securities and government and corporate bonds.

Nevamar Pension Plan – On July 1, 2002, Nevamar established the Retirement Plan of Nevamar Company, LLC (the “U.S. Plan”), which is a noncontributory defined benefit pension plan.  The U.S. Plan was established as a result of the spin-off of Nevamar from International Paper Company (“IP”).  The U.S. Plan is intended to provide benefits, which mirror the benefits provided under the Retirement Plan of International Paper (the “IP Pension Plan”) as of June 30, 2002.  The U.S. Plan covers only employees covered under the collective bargaining agreements maintained and negotiated at facilities in Odenton, MD; Hampton, SC; Franklin, VA; and Waverly, VA.

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

The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the first quarter ended March 31, 2008 and 2007:

	Pension Plans		Other Post-Retirement Benefits
	First Quarter Ended March 31,		First Quarter Ended March 31,
	2008	2007	2008	2007
Service cost	$78	$45	$10	$8
Interest cost	181	132	20	15
Expected return on plan assets	(223)	(136)	—	—
Amortization and foreign currency translation	17	38	—	—
Net periodic benefit cost	$53	$79	$30	$23

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

For the year ended December 31, 2007, 59% of the pension plan assets of the U.S. Plan were invested in equity securities and 41% were invested in debt securities.

Contributions—The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations.  The Company expects to contribute approximately $1,456 to its pension plans and $68 to its other postretirement benefit plan in 2008.

Defined Contribution Plans—The Company also sponsors defined contribution plans that are available to substantially all employees.  The Company contributes cash amounts, based upon a percentage of employee contributions, ranging from 1% to 3% of the employees’ pay.  The amount expensed for the Company match was $322 for the first quarter ended March 31, 2008 and $382 for the first quarter ended March 31, 2007.

13.  INCOME TAXES

The Company’s provision for income taxes is comprised of a current and deferred portion. The current income tax provision is calculated based on estimates as if tax returns for the current year are being filed. The Company provides for deferred income taxes resulting from temporary differences between financial and taxable income. These differences arise primarily from tax depreciation, reserves and accruals. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of tax planning strategies. These assumptions require significant judgment about forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its businesses.

Income taxes are provided during interim periods based on the estimated effective tax rate for the full fiscal year. The Company records a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

The Company has not provided for U.S. income taxes on the undistributed earnings of its Canadian subsidiary, as the Company’s present intent is to permanently reinvest these amounts.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all years in which the statutes of limitations is still open.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as other state and international taxing authorities. The IRS has completed its examinations of the Company’s federal income tax returns for all years through 2004. With few exceptions, the Company is no longer subject to U.S., state and local or non-U.S. income tax examinations by taxing authorities for years before 2002. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities. As of the FIN 48 adoption date, it is reasonably certain that the Company’s unrecognized tax benefits will not decrease within the next twelve months.

The provision (benefit) for income taxes for the first quarter of 2008 and 2007 was at an effective tax rate of 58.0% and 36.5%, respectively. The increase in the effective tax rate for the first quarter of 2008 as compared to the rate for the first quarter of 2007 was primarily attributable to state income taxes and the rate differential between the United States and Canada; specifically, taxable income in the United States is being taxed at a higher effective rate than the taxable loss in Canada.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and provides guidance on classification and disclosure requirements for tax contingencies.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return.  The Company adopted FASB Interpretation No. 48 on January 1, 2007 and did not recognize a change in its liability for unrecognized tax benefits as a result of implementing FIN 48. The total amount of unrecognized tax benefits including interest at March 31, 2008 was approximately $3,076.

The Company includes accrued interest related to unrecognized tax benefits and statutory income tax penalties in its provision (benefit) for income taxes. The total amount of accrued interest reflected in the Company’s condensed consolidated balance sheet as of the first quarter ended March 31, 2008 was approximately $771.

14.  COMPREHENSIVE INCOME

Total comprehensive income (loss) for the first quarter ended March 31, 2008 and 2007 is summarized as follows:

	First Quarter Ended March 31,
	2008	2007
Net income (loss)	$(459)	$2,250
Foreign currency translation adjustment	(4,520)	1,053
	$(4,979)	$3,303

15.   RELATED PARTY TRANSACTIONS

The Company pays an annual management fee of $1,500 and reimbursement of out of pocket expenses to Genstar Capital LLC and The Sterling Group. For the first quarter ended March 31, 2008, $375 was paid and $375 was accrued for management fees. For the first quarter ended March 31, 2007, $375 was paid and $188 was accrued for management fees.

At December 31, 2007, the Company had an intercompany payable to its ultimate parent company, Panolam Holdings Co. of $5,619, which represents principal and interest related to the junior subordinated notes that were issued by Panolam Holdings to the sellers of Nevamar. In January 2008, the Company settled the subordinated notes with the sellers for $2,377 and as part of the settlement agreement, the Company will no longer be indemnified by the sellers for certain claims. As a result of the settlement, the intercompany payable was no longer outstanding as of March 31, 2008 and the Company recorded a liability in accrued liabilities and other liabilities in anticipation of such claims. In addition, the Company incurred $105 in legal and bank fees related to this settlement.

16.   STOCK OPTIONS

On September 30, 2005, the Company instituted the Panolam Holdings Co. 2005 Equity Incentive Plan (“Plan”). The compensation committee of the Board of Directors administers this Plan, and at least two non-employee directors must be on the committee. The purpose of the Plan is to attract, retain and motivate the Company’s executives and its management employees. The Committee is authorized to approve the grant of any one or combination of stock options, stock appreciation rights, restricted stock, stock units and cash. On September 30, 2005, the Company granted stock options to an executive officer and management personnel to purchase 15,556 shares of the Company’s common stock, exercisable at a price of $500 per share. Through March 31, 2008, 3,111 of these stock options have been forfeited. Options granted under the Plan vest ratably over 5 years. The Company’s policy is to issue shares to satisfy stock option exercises.

On October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (as amended), using fair-value based measurement of accounting. Upon adoption, the Company selected the modified prospective method. As a result of adopting SFAS No. 123(R), the Company recognized compensation expense of $123 for the first quarter ended March 31, 2008 and $124 for the first quarter ended March 31, 2007. Compensation expense is included in selling, general and administrative expenses in the statements of operations. The tax benefit related to this expense was $47 for both the first quarter ended March 31, 2008 and 2007. As of March 31, 2008 and December 31, 2007, there was $1,332 and $1,451, respectively, of unrecognized compensation expense relating to outstanding options. The amount at March 31, 2008 will be amortized over the remaining vesting period associated with each grant, and the weighted average expected amortization period is 2.6 years.

Stock option activity and the related changes that occurred during the three months ended March 31, 2008 is summarized as follows:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2007	13,945	$513	5,128	$500
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Vested	N/A	—	150	750
Outstanding, March 31, 2008	13,945	$513	5,278	$507

The Company uses the Black-Scholes Merton option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate.  In determining the fair value of its share-based awards, the Company has assumed no forfeitures and as a result expects the awards to vest ratably over the five year vesting period.  Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The Company did not grant any stock options during the first quarter of 2008. At March 31, 2008, the Company’s outstanding stock options and the outstanding stock options that are exercisable had weighted average remaining contractual terms of 7.6 years.

Term – This is the period of time over which the options granted are expected to remain outstanding.  Options granted have a maximum term of 10 years. The Company utilizes the simplified method as defined in SAB 107-Share-Based Payments. An increase in the expected term will increase compensation expense.

Volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate.  Volatilities are based on implied volatilities from traded options of a company’s shares, historical volatility of a company’s shares, and other factors, such as expected changes in volatility arising from planned changes in a company’s business operations. An increase in the expected volatility will increase compensation expense. As the Company does not have a history of trading from which to determine its volatility, the historical stock price volatility of 14 public companies whose lines of business are considered similar to the Company were analyzed, focusing on the stock price trading history of those 14 companies for the years prior to the grant date.

Risk-Free Interest Rate – This is the U.S. Treasury rate in effect at the time of the grant having a term equal to the expected term of the option.  An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield – The Company has no plans to pay dividends in the foreseeable future.  An increase in the dividend yield would decrease compensation expense.

17. COMMITMENTS AND CONTINGENCIES

The Company is party to litigation matters involving ordinary and routine claims incidental to the business.  The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters.  However, the Company believes, based on its examination of such matters, that the ultimate costs with respect to such matters, if any, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Environmental—The Company’s Auburn, Maine, facility is subject to a Compliance Order by Consent (“COC”) dated May 5, 1993, issued by the State of Maine Department of Environmental Protection (“DEP”) with regard to unauthorized discharges of hazardous substances into the environment.  The Company and the previous owners, named in the COC, are required to investigate and, as necessary, remediate the environmental contamination at the site.  Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC.  The previous owners have completed and submitted to the State for its review a risk assessment.  The financial obligation of the previous owners to investigate and or remediate is unlimited except with regard to a portion of the land at the Company’s Auburn, Maine, facility, which is capped at $10,000.  The Company has recorded a liability of $715 and $717 at March 31, 2008 and December 31, 2007, respectively, for site remediation costs in excess of costs assumed by the previous owners.  The Company could incur additional obligations in excess of the amount accrued and the Company’s recorded estimate may change over time.

Workers’ Compensation Claims—During 2006, the Company’s wholly-owned subsidiary, Nevamar Company LLC was named a defendant in numerous workers compensation claims filed on behalf of current and former employees at the Hampton, South Carolina facility alleging injury in the course of employment due to alleged exposure to asbestos and unidentified chemicals. Under the ownership of Westinghouse Electric Corporation, the Hampton, South Carolina facility manufactured asbestos-based products until approximately 1975. In 2004 and 2005, Nevamar, Westinghouse and International Paper settled 10 workers’ compensation claims related to alleged asbestos exposure. Under a 2005 agreement with International Paper, Nevamar’s liability for workers compensation claims related to alleged exposure to asbestos brought by employees hired before July 1, 2002, is capped at 15% of any damages it shares with International Paper until Nevamar has paid an aggregate of $700,000, at which point the Company has no responsibility for any additional shared damages. Employees hired by Nevamar after July 1, 2002 and who file claims related to alleged exposure to asbestos are not covered by this indemnity agreement.

As of March 31, 2008, 299 workers’ compensation claims have been filed alleging injury due to exposure to asbestos and unidentified chemicals of which approximately 195 claimants are current Nevamar employees. Approximately 8 of the 299 claimants were hired by Nevamar after July 1, 2002. The Company believes these claims are occupational disease claims and such claims are non-compensable under current South Carolina law until a claimant can demonstrate a wage-loss disability. We believe that the 195 claimants who are current employees cannot demonstrate a wage-loss disability and therefore these claims should be dismissed. The Company has received very limited information from claimants regarding these claims and is unable to estimate at this time the amount or range of potential loss, if any, which may result if the outcome of any of the cases described above were unfavorable and the amount of indemnification available were inadequate to cover such losses.

The Company’s operations and properties are subject to extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, as well as laws relating to worker health and workplace safety.  Management is not aware of any exposures, other than those mentioned above, which would require an accrual.

18.   SEGMENT INFORMATION

The Company has two reportable segments, decorative laminates and other.  Decorative laminates manufactures and distributes decorative laminates, specifically TFM and HPL, for use in a wide variety of residential and commercial indoor surfacing applications.  This segment accounted for approximately 87% of the Company’s total revenue for the first quarter ended March 31, 2008 and approximately 89% for the first quarter ended March 31, 2007. The Company’s other segment includes the production and marketing of a variety of specialty resins for industrial uses, custom treated and chemically prepared decorative overly papers and a variety of other industrial laminates including the Company’s fiber reinforced plastic product known as FRP. This segment net of the corporate/eliminations accounted for 13% of the Company’s total revenue for the first quarter ended March 31, 2008 and 11% for the first quarter ended March 31, 2007. The amount of net sales reflected in the corporate/eliminations column in the tables below primarily represents the elimination of the intercompany sales of the other segment to the decorative laminate segment. The other amounts reflected in this column related to expenses, capital expenditures and total assets associated with the Company’s corporate office.

The Company uses the following key information in evaluating the performance of each segment:

	As of March 31, 2008 and for the First Quarter Ended March 31, 2008
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$87,667	$15,262	$(1,747)	$101,182
Gross profit	17,634	1,809	—	19,443
Income (loss) from operations	11,844	1,355	(6,501)	6,698
Depreciation and amortization expense	5,614	870	779	7,263
Capital expenditures	712	341	135	1,188
Total assets	388,119	56,854	125,622	570,595

	First Quarter Ended March 31, 2007
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$99,594	$14,675	$(1,889)	$112,380
Gross profit	23,324	2,527	—	25,851
Income (loss) from operations	18,700	436	(6,923)	12,213
Depreciation and amortization expense	5,709	456	440	6,605
Capital expenditures	1,050	2,777	137	3,964

Net sales by geographic area for the first quarter ended March 31, 2008 and 2007 were as follows:

	For the First Quarter Ended March 31,
	2008	2007
United States	$82,969	$94,449
Canada	16,594	16,577
Other	1,619	1,354
	$101,182	$112,380

No single customer accounted for more than 10% of the Company’s consolidated net sales for any of the above periods.

Long-lived assets by geographic area were as follows:

	March 31, 2008	December 31, 2007
United States	$323,766	$328,484
Canada	123,845	130,791
	$447,611	$459,275

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

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets March 31, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$17,400	$(1,348)	$2,913	$—		$18,965
Accounts receivable, net	1,365	20,218	3,190	—		24,773
Inventories	—	52,955	6,380	—		59,335
Other current assets	11,459	3,975	4,477	—		19,911
Total current assets	30,224	75,800	16,960	—		122,984
Property, plant and equipment, net	1,604	168,012	86,788	—		256,404
Goodwill	12,060	61,494	27,787	—		101,341
Intangible assets, net	38,415	33,844	9,270	—		81,529
Debt acquisition costs, net	8,332	—	—	—		8,332
Other assets	35	(30)	—	—		5
Intercompany receivables	—	168,242	22,860	(191,102)		—
Investment in subsidiaries	617,172	—	—	(617,172	)(a)	—
Total	$707,842	$507,362	$163,665	$(808,274)		$570,595
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$669	$12,328	$5,377	$—		$18,374
Accrued liabilities	20,456	7,753	1,387	—		29,596
Current portion of long-term debt	18	15	—	—		33
Other current liabilities	114	—	—	—		114
Total current liabilities	21,257	20,096	6,764	—		48,117
Long-term debt, less current portion	322,903	19	—	—		322,922
Deferred income taxes	60,212	—	19,567	—		79,779
Other liabilities	1,262	1,199	6,210	—		8,671
Intercompany payables	191,102	—	—	(191,102)		—
Total liabilities	596,736	21,314	32,541	(191,102)		459,489
Total stockholder’s equity	111,106	486,048	131,124	(617,172	)(a)	111,106
Total	$707,842	$507,362	$163,665	$(808,274)		$570,595

(a) Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets December 31, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$9,202	$(2,553)	$4,095	$—		$10,744
Accounts receivable, net	1,445	15,664	2,160	—		19,269
Inventories	—	52,056	6,095	—		58,151
Other current assets	12,217	4,262	2,441	—		18,920
Total current assets	22,864	69,429	14,791	—		107,084
Property, plant and equipment, net	1,561	171,251	92,233	—		265,045
Goodwill	12,060	61,494	28,906	—		102,460
Intangible assets, net	39,067	34,202	9,652	—		82,921
Debt acquisition costs, net	8,814	—	—	—		8,814
Other assets	35	—	—	—		35
Intercompany receivables	—	155,385	20,993	(176,378)		—
Investment in subsidiaries	607,811	—	—	(607,811	)(a)	—
Total	$692,212	$491,761	$166,575	$(784,189)		$566,359
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$230	$7,763	$3,787	$—		$11,780
Accrued liabilities	13,979	9,987	1,701	—		25,667
Current portion of long-term debt	30	17	—	—		47
Other current liabilities	—	—	1,313	—		1,313
Total current liabilities	14,239	17,767	6,801	—		38,807
Long-term debt, less current portion	319,872	22	—	—		319,894
Deferred income taxes	60,142	—	21,087	—		81,229
Due to Panolam Holdings Co.	5,619	—	—	—		5,619
Other liabilities	—	1,476	3,372	—		4,848
Intercompany payables	176,378	—	—	(176,378)		—
Total liabilities	576,250	19,265	31,260	(176,378)		450,397
Total stockholder’s equity	115,962	472,496	135,315	(607,811	)(a)	115,962
Total	$692,212	$491,761	$166,575	$(784,189)		$566,359

(a) Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$79,601	$22,101	$(520)	$101,182
Cost of goods sold	—	60,727	21,532	(520)	81,739
Gross profit	—	18,874	569	—	19,443
Selling, general and administrative expenses	6,467	5,321	957	—	12,745
Income (loss) from operations	(6,467)	13,553	(388)	—	6,698
Interest expense	7,876	1	—	—	7,877
Interest income	(71)	—	(15)	—	(86)
Income (loss) before income taxes (benefit) and equity in net income of subsidiaries	(14,272)	13,552	(373)	—	(1,093)
Income taxes (benefit)	68	—	(702)	—	(634)
Income (loss) before equity in net income of subsidiaries	(14,340)	13,552	329	—	(459)
Equity in net income (loss) of subsidiaries	13,881	—	—	(13,881)	—
Net income (loss)	$(459)	$13,552	$329	$(13,881)	$(459)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$92,509	$21,283	$(1,412)	$112,380
Cost of goods sold	—	68,829	19,112	(1,412)	86,529
Gross profit	—	23,680	2,171	—	25,851
Selling, general and administrative expenses	6,343	6,622	673	—	13,638
Income (loss) from operations	(6,343)	17,058	1,498	—	12,213
Interest expense	8,828	1	—	—	8,829
Interest income	(99)	—	(63)	—	(162)
Income (loss) before income taxes and equity in net income of subsidiaries	(15,072)	17,057	1,561	—	3,546
Income taxes	1,140	—	156	—	1,296
Income (loss) before equity in net income of subsidiaries	(16,212)	17,057	1,405	—	2,250
Equity in net income of subsidiaries	18,462	—	—	(18,462)	—
Net income	$2,250	$17,057	$1,405	$(18,462)	$2,250

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(459)	$13,552	$329	$(13,881)	$(459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	744	4,461	2,058		7,263
Deferred income tax benefit	(43)	—	(677)		(720)
Amortization of debt acquisition costs	482	—	—		482
Stock option expense	123	—	—		123
Equity in net income of subsidiaries	(13,881)	—	—	13,881	—
Other	31	(190)	140		(19)
Changes in operating assets and liabilities:
Accounts receivable	80	(4,554)	(1,114)		(5,588)
Inventories	—	(899)	(521)		(1,420)
Other current assets	592	287	90		969
Accounts payable and accrued liabilities	5,041	2,116	1,489		8,646
Income taxes payable	393	—	(434)		(41)
Other	185	(247)	(107)		(169)
Net cash (used in) provided by operating activities	(6,712)	14,526	1,253	—	9,067
Cash flows from investing activities:
Intercompany receivable/payable, net	14,539	—	—	(14,539)	—
Purchases of property, plant and equipment	(135)	(840)	(213)		(1,188)
Net cash provided by (used in) investing activities	14,404	(840)	(213)	(14,539)	(1,188)
Cash flows from financing activities:
Repayment of long-term debt	(2,012)	(5)	—		(2,017)
Proceeds from revolving credit facility	5,000	—	—		5,000
Settlement of amount due to Panolam Holdings Co	(2,482)	—	—		(2,482)
Intercompany receivable/payable, net	—	(12,476)	(2,063)	14,539	—
Net cash (used in) provided by financing activities	506	(12,481)	(2,063)	14,539	501
Effect of exchange rate changes on cash	—	—	(159)	—	(159)
Net change in cash and cash equivalents	8,198	1,205	(1,182)	—	8,221
Cash and cash equivalents—beginning of period	9,202	(2,553)	4,095	—	10,744
Cash and cash equivalents—end of period	$17,400	$(1,348)	$2,913	$—	$18,965

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income	$2,250	$17,057	$1,405	$(18,462)	$2,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	713	4,060	1,832		6,605
Deferred income tax benefit	1,618	—	(246)		1,372
Amortization of debt acquisition costs	601	—	—		601
Stock option expense	124	—	—		124
Equity in net income of subsidiaries	(18,462)	—	—	18,462	—
Other	306	(243)	(67)		(4)
Changes in operating assets and liabilities:
Accounts receivable	(993)	(5,110)	(1,276)		(7,379)
Inventories	—	1,203	(1)		1,202
Other current assets	279	(322)	85		42
Accounts payable and accrued liabilities	2,948	897	1,887		5,732
Income taxes payable	(2,083)	851	(13)		(1,245)
Other	—	(83)	(158)		(241)
Net cash (used in) provided by operating activities	(12,699)	18,310	3,448	—	9,059
Cash flows from investing activities:
Intercompany receivable/payable, net	22,539	—	—	(22,539)	—
Purchases of property, plant and equipment	(137)	(3,803)	(24)		(3,964)
Net cash provided by (used in) investing activities	22,402	(3,803)	(24)	(22,539)	(3,964)
Cash flows from financing activities:
Repayment of long-term debt	(3,000)	(10)	—		(3,010)
Intercompany receivable/payable, net	—	(16,341)	(6,198)	22,539	—
Payment of debt acquisition costs	(54)	—	—		(54)
Net cash provided by (used in) financing activities	(3,054)	(16,351)	(6,198)	22,539	(3,064)
Effect of exchange rate changes on cash	—	—	71		71
Net change in cash and cash equivalents	6,649	(1,844)	(2,703)	—	2,102
Cash and cash equivalents—beginning of period	8,544	(3,550)	5,855	—	10,849
Cash and cash equivalents—end of period	$15,193	$(5,394)	$3,152	$—	$12,951

*       *      *      *     *

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2008 and the notes to those condensed consolidated financial statements included elsewhere in this Form 10-Q. The statements in the discussion and analysis regarding our expectations for the performance of our business, our liquidity and capital resources and the other non-historical statements in the discussion and analysis are forward looking statements. Our actual results may differ from those contained in or implied by the forward-looking statements.

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

We are the only vertically integrated North American manufacturer of both thermally-fused melamine, or TFM, and high pressure laminates, or HPL, and we design, manufacture and distribute our products throughout our principal markets. For the year ended December 31, 2007 and for the three months ended March 31, 2008 we generated net sales of $424.4 million and 101.2 million, respectively. During these periods, our decorative laminates products comprised approximately 89% and 87% of our net sales, respectively. For additional information regarding our results of operations by segment for the three months ended March 31, 2008 and 2007, please see note 18 to our unaudited condensed consolidated financial statements.

We offer an array of decorative and industrial laminate products from premium to commodity grades at a broad range of prices. HPL, TFM, FRL, Leatherlam, FRP, and our engineered laminates are utilized as durable and economical look-alike substitutes for natural surfacing materials such as wood, stone and ceramic. HPL is used in surfacing applications requiring greater surface wear and impact resistance than applications using TFM. FRL, a proprietary product, is used in surfacing applications requiring greater surface wear, impact resistance and fire prevention than applications using HPL. FRP is used in building, trucking and recreational, or RV, markets. A typical customer or end user of decorative overlays might utilize HPL, TFM, FRL, FRP or Leatherlam for different surfaces of the same project. Our TFM products consist of a standard palette of over 150 colors, patterns and wood grains. Our HPL products consist of a standard palette of approximately 500 colors, patterns and wood grains.

We market and distribute our decorative laminate products through a geographically diverse network of over 300 independently owned and operated distributors. For many of our distributors, we are their exclusive supplier of HPL, TFM or other decorative laminates. In addition, we sell to over 700 national and regional original equipment manufacturers, or OEMs, who buy proprietary designs and customized versions of our products directly. Our products are supported by a dedicated in-house sales force and customer service team.

Factors Affecting Our Results

Revenue

We generate our revenue primarily from the sale of our decorative laminates and, to a lesser extent, specialty resins, industrial laminates and decorative overlay papers in the United States and Canada. In recent periods, consistent with our continuing strategy, we have concentrated on selling finished laminated end products rather than marketing treated papers that could ultimately be used to compete against our own finished laminated products. Our focus is on high-end premium grades that command higher prices and generate higher profit margins. For the three months ended March 31, 2008, approximately 92% of our HPL sales and 68% of our TFM sales were premium grade.

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

Gross Profit

Our gross profit for the three months ended March 31, 2008 has decreased in comparison to the three months ended March 31, 2007. The decrease in gross profit is primarily the result of the decreased sales volume experienced in the first quarter of 2008 coupled with rising energy costs as well as higher raw material costs especially those which are petroleum based. The Company includes certain costs such as distribution costs in its selling, general and administrative expenses. Accordingly, the Company’s gross profit may not be comparable to other companies that include such costs in their cost of goods sold.

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

Changes in sales and marketing expenses as a percentage of our revenue may be affected by a number of factors, including changes in sales prices and/or volumes, as higher sales prices and/or volumes enable us to spread the fixed portion of our sales and marketing expenses over higher sales revenue. Sales and marketing expenses may increase from time to time due to advertising or marketing expenses associated with new product or enhanced product introductions and promotions and higher commissions paid to our sales force for achieving certain targets.

Administrative expenses include management salary and payroll costs, rent and miscellaneous administrative and overhead costs. Administrative expenses also include management fees accrued and paid to Genstar Capital and The Sterling Group.  Compensation expense related to stock option awards is included in selling, general and administrative expenses in our statements of operations.

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

Income Tax Expense

Income tax expense is incurred at the U.S. federal, foreign and state levels. We are subject to taxation primarily in two jurisdictions, the United States and Canada. The effective tax rate in the first three months of 2008 was 58.0% compared to 36.5% for the first three months of 2007. The increase in the effective rate for the first three months of 2008 as compared to the rate for the first three months of 2007 is primarily the result of state income taxes and the rate differential between the United States and Canada; specifically, taxable income in the United States is being taxed at a higher rate than the taxable loss in Canada.

Critical Accounting Policies

Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods The preparation of our condensed consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management considers the Company’s policies on revenue recognition, adjustments for slow moving and obsolete inventories, potentially uncollectible accounts receivable, accruals for customer rebates, income taxes, goodwill, intangible assets and long-lived assets and stock options to be critical accounting policies due to estimates, assumptions, and application of judgment involved in each.

Actual results may differ from management’s estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2008 and 2007, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. See our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 for a summary of the accounting policies that management believes are critical to the preparation of our condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net Sales

Net sales were $101.2 million in the three months ended March 31, 2008 compared to $112.4 million for the three months ended March 31, 2007, a decrease of approximately 10% in U.S. dollars and approximately 13% in local currencies. The decrease in sales in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is primarily attributable to lower high pressure laminate, or HPL and thermally-fused melamine, or TFM sales, which declined approximately 12% and 11%, respectively. The decline in HPL and TFM sales resulted primarily from the continued slowdown in the residential housing and credit markets as well as the decline in the overall general economy. The sales declines in both HPL and TFM were partially offset by a $2.0 million increase in industrial laminate sales related to fiber reinforced plastic, or FRP. Currency translation as it relates to our Canadian operation had the effect of increasing sales in the first quarter of 2008 by approximately $3.0 million when compared to foreign exchange rates for the first quarter of 2007. In addition, we continue to experience increased pricing pressure with respect to certain of our TFM and HPL products. If we continue to experience similar price competition, our net sales could continue to decline, which could have a material adverse effect on our results of operations.

Sales of decorative laminates were $87.7 million in the three months ended March 31, 2008 compared to $99.6 million for the same period in 2007. Sales of decorative laminates, which includes both TFM and HPL (approximately 87% of net sales), decreased approximately 12% in the three months ended March 31, 2008 as compared to 2007.

Sales of other products, net of the intercompany sales eliminations, principally specialty resins, decorative overlay papers and industrial laminates, were $13.5 million in the three months ended March 31, 2008 compared to $12.8 million for the three months ended March 31, 2007. Other product sales (approximately 13% of net sales) increased approximately 5% in the three months ended March 31, 2008. For the three months ended March 31, 2008, specialty resins accounted for approximately 5.5% of our total sales, while industrial and other specialty laminates, and decorative overlay papers accounted for approximately 5% and 1% of our sales, respectively.

The adverse sales environment thus far in 2008 has been largely the result of the continued slowdown in residential construction, both for new construction and renovations of existing construction and increasing softness in our commercial business. We expect the current environment to continue, or perhaps become more challenging, at least for the remainder of the year.

Gross Profit

The gross profit margin as a percentage of net sales declined to approximately 19% in the three months ended March 31, 2008 from approximately 23% in the three months ended March 31, 2007. The decline in our gross profit margin for the three months ended March 31, 2008 was primarily attributable to lower margin mix as it relates to certain product sales and to rising costs related to energy and raw materials, especially those raw materials that are petroleum based.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which primarily consist of sales and marketing expenses, were $12.7 million in the three months ended March 31, 2008 compared to $13.6 million for the three months ended March 31, 2007. The decrease in selling, general and administrative expenses in the three months ended March 31, 2008 is primarily attributable to aggressive cost containment including headcount reductions, and consolidation of the sales and marketing functions and other synergies realized through the consolidation of the operations of Panolam and Nevamar. As a percentage of net sales, selling, general and administrative expenses were approximately 12% in both the three months ended March 31, 2008 and 2007.

Interest Expense

Interest expense, which includes the amortization of debt acquisition costs, was $7.9 million for the three months ended March 31, 2008 compared to $8.8 million for the same period in 2007. The decrease in interest expense in the three months ended March 31, 2008 as compared to the same period in 2007 is primarily attributable to lower average debt levels resulting from the term debt prepayments made in 2007 and the three months ended March 31, 2008 and to a lesser extent lower average interest rates.

Income Taxes

Income tax provision in the three months ended March 31, 2008 was a benefit of $0.6 million as compared to a tax provision of $1.3 million for the three months ended March 31, 2007. The effective tax rate in the first three months of 2008 was 58.0% compared to 36.5% for the first three months of 2007. The increase in the effective rate for the first three months of 2008 as compared to the rate for the first three months of 2007 is primarily the result of state income taxes and the rate differential between the United States and Canada; specifically, taxable income in the United States is being taxed at a higher rate than the taxable loss in Canada.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2008 was ($0.5) million compared to $2.2 million for the three months ended March 31, 2007, a decrease of approximately $2.7 million. The decrease in net income is primarily attributable to lower net sales in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, which were partially offset by decreases in the cost of goods sold, selling, general and administrative expenses, interest expense and income taxes in the three months ended March 31, 2008.

Liquidity and Capital Resources

We require working capital to reinvest in the business and to repay or continue prepaying our indebtedness. We anticipate total capital expenditures of approximately $5.5 million in 2008, of which $1.2 million was incurred in the first quarter and approximately $4.3 million is expected to be incurred during the remainder of 2008.

The principal sources of cash to fund our liquidity needs are cash provided by operating activities and cash provided by borrowings under our senior credit facility. Restrictive covenants in our debt agreements restrict our ability to pay dividends and make other distributions. Specifically, the senior credit facility restricts us from making payments of dividends or distributions, including to Panolam Holdings, subject to certain exceptions. Under certain circumstances we are permitted to pay dividends or distributions from our consolidated excess cash flow provided that, after giving effect to the dividend or distribution, we have a consolidated leverage ratio (calculated as a ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the senior credit facility) as of the last day of any fiscal quarter) not exceeding 3.75 to 1.00 under the terms of our senior credit facility. Our senior credit facility also requires us to maintain a maximum consolidated leverage ratio (5.00 to 1.00 as of the end of each quarter ending during fiscal year 2008) that decreases over time and to limit the amount of our capital expenditures in any fiscal year. As of December 31, 2007 our consolidated leverage ratio was 4.32 to 1.00 and as of March 31, 2008 our consolidated leverage ratio was 4.54 to 1.00.

The indenture governing our senior subordinated notes also restricts us from making payments of dividends or distributions, subject to certain exceptions, unless, among other things, all such payments are less than 50% of our consolidated net income for the period from October 1, 2005 to the most recently ended fiscal quarter at the time of the payment.

When cash generated from our operations is sufficient, we may apply portions of our excess cash towards the repayment of our long-term debt. In the year ended December 31, 2007 and the three months ended March 31, 2008, we prepaid long-term debt of approximately $20.0 million and $2.0 million, respectively. See Note 11 to our unaudited condensed consolidated financial statements for additional information with respect to our senior credit facility and our senior subordinated notes.

Analysis of Cash Flows and Working Capital

Cash provided by operating activities was $9.1 million in both the three months ended March 31, 2008 and the three months ended March 31, 2007. Comparing the cash flow generated by operating activities for the three months ended March 31, 2008 with the three months ended March 31, 2007 period, net income decreased approximately $2.7 million, the non-cash components of working capital resulted in a favorable net change of $4.3 million and the non-cash expenses including depreciation and amortization and deferred taxes decreased by approximately $1.6 million.

Cash used in investing activities was $1.2 million for the three months ended March 31, 2008 compared to $4.0 million in the three months ended March 31, 2007. The decrease in cash used in investing activities in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is related to a decrease in capital spending of $2.8 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Cash provided by financing activities was $0.5 million for the three months ended March 31, 2008 compared to a cash outflow of $3.1 million in the three months ended March 31, 2007. During the three months ended March 31, 2008, the net cash provided by financing activities resulted primarily from a $5.0 million draw down under our revolving credit facility offset in part by $2.0 million in term debt prepayments and the settlement of the subordinated notes with the former owners of Nevamar for $2.5 million, which included approximately $0.1 million in legal and bank fees. During the three months ended March 31, 2007, cash used by financing activities of $3.1 million resulted from $3.0 million in term debt prepayments and $0.1 million in debt acquisition costs.

We expect to fund ongoing operations through cash generated by operations and borrowings under our revolving credit facility. Our senior credit facility, which became effective in connection with the 2005 Transactions on September 30, 2005, initially consisted of a $135.0 million senior secured single draw seven-year term loan facility, and a $20.0 million senior secured five-year revolving credit facility. In March 2006, the term loan was increased to $215.0 million and the revolving credit facility was increased to $30.0 million. We prepaid $20.0 million and $24.5 million of the term loan in 2007 and 2006, respectively, and $2.0 million in the three months ended March 31, 2008. We had no revolver borrowings at December 31, 2007 and $5.0 million outstanding under the revolving credit facility at March 31, 2008. At March 31, 2008, the interest rate on the revolver borrowings was at annual rate of 6.00%. In addition, we had letters of credit issued in respect of workers’ compensation claims in an aggregate amount of $4.1 million which also reduces our availability under the revolving credit facility. Our availability under the revolving credit facility was $20.9 million at March 31, 2008.

Borrowings under our senior credit facility bear interest at our option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The interest rates on borrowings under our revolving credit facility are subject to adjustment based on our leverage. At March 31, 2008 and at December 31, 2007, the interest rate on the term loan facility was at annual rates of 5.45% and 7.95%, respectively. Our senior credit facility requires us to meet a maximum total leverage ratio, a minimum interest coverage ratio and an annual maximum capital expenditures limitation, which were 5.00, 2.00 and $8.0 million at March 31, 2008, respectively. In addition, the senior credit facility contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinated debt and engage in certain other activities customarily restricted in such agreements. As of March 31, 2008, we were in compliance with all of these covenants. The senior credit facility also contains certain customary events of default, subject to grace periods.

The indenture governing our senior subordinated notes also contains a number of covenants that restrict our ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock, pay dividends or make other equity distributions, repurchase or redeem capital stock, make investments or other restricted payments, sell assets, engage in transactions with affiliates, create liens or consolidate or merge with or into other companies, and the ability of our restricted subsidiaries to make dividends or distributions to us. Future principal debt payments are expected to be paid with cash flow generated by operations and borrowings under our revolving credit facility.

Our ability to make scheduled payments and additional prepayments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations, available cash and cash equivalents, together with borrowings available under our revolving credit facility, will be adequate to meet our future liquidity needs over the next 12 months. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

In April 2005, we contracted to build an addition to our Morristown, Tennessee facility for an expansion of our industrial and engineered laminates line. Construction began in the third quarter 2005 and the project was substantially completed in the latter part of the fourth quarter of 2007. Total capital expenditures for this project were approximately $5.6 million in 2005, $8.6 million in 2006, $4.9 million in 2007 and $0.2 million in the three months ended March 31, 2008. Expenditures related to this project are expected to be minimal during the remainder of 2008.

Off Balance Sheet Obligations

We have no off-balance-sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Regulatory Compliance

We are subject to federal, state, local and foreign (Canadian) laws, regulations and ordinances pertaining, among other things, to the quality and the protection of the environment and human health and safety and that require us to devote substantial time and resources in an effort to maintain continued compliance. There can be no assurance that judicial or administrative proceedings seeking penalties or injunctive relief will not be brought against us for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which we are currently unaware. In addition, changes to such regulations or the enactment of new regulations in the future could require us to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital requirements, operating expenses and other costs associated with compliance. We believe we have adequately provided for costs related to our ongoing obligations with respect to known environmental liabilities. Expenditures related to environmental liabilities during the three months ended March 31, 2008 and the year ended December 31, 2007 did not have a material effect on our financial condition or cash flows. Such expenditures are related to the costs to maintain general compliance at our facilities. The majority of the costs include staffing and training expenses, permitting and emission based fees, testing and analytical fees and waste disposal fees.

Our Auburn, Maine facility is subject to a Compliance Order by Consent, or COC, dated May 5, 1993, issued by the State of Maine Department of Environmental Protection, or DEP, with regard to unauthorized discharges of hazardous substances into the environment. We, along with the previous owners, are named in the COC, and are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The nature and extent of remediation has not yet been determined. The financial obligation of the previous owners to investigate and/or remediate is unlimited except with regard to a portion of the land known as “area 2” at our Auburn, Maine facility, which is capped at $10.0 million. We have recorded a liability of $0.7 million at March 31, 2008 and December 31, 2007 for site remediation costs in excess of costs assumed by the previous owners. We could incur additional obligations in excess of the amount accrued and our recorded estimate may change over time. We expect this environmental issue to be resolved within the next five to ten years.

Legal Proceedings

During 2006, our wholly-owned subsidiary, Nevamar Company LLC was named a defendant in numerous workers compensation claims filed on behalf of current and former employees at the Hampton, South Carolina facility alleging injury in the course of employment due to alleged exposure to asbestos and unidentified chemicals. Under the ownership of Westinghouse Electric Corporation, the Hampton, South Carolina facility manufactured asbestos-based products until approximately 1975. In 2004 and 2005, Nevamar, Westinghouse and International Paper settled 10 workers’ compensation claims related to alleged asbestos exposure. Under a 2005 agreement with International Paper, Nevamar’s liability for workers compensation claims related to alleged exposure to asbestos brought by employees hired before July 1, 2002, is capped at 15% of any damages it shares with International Paper until Nevamar has paid an aggregate of $700,000, at which point we have no responsibility for any additional shared damages. Employees hired by Nevamar after July 1, 2002 and who file claims related to alleged exposure to asbestos are not covered by this indemnity agreement.

As of March 31, 2008, 299 workers’ compensation claims have been filed alleging injury due to exposure to asbestos and unidentified chemicals of which approximately 195 claimants are current Nevamar employees. Approximately 8 of the 299 claimants were hired by Nevamar after July 1, 2002. We believe these claims are occupational disease claims and such claims are non-compensable under current South Carolina law until a claimant can demonstrate a wage-loss disability. We believe that the 195 claimants who are current employees cannot demonstrate a wage-loss disability and therefore these claims should be dismissed. We have received very limited information from claimants regarding these claims and we are unable to estimate at this time the amount or range of potential loss, if any, which may result if the outcome of any of the cases described above were unfavorable and the amount of indemnification available were inadequate to cover such losses.

We are party to other litigation matters involving ordinary and routine claims incidental to the business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, our ultimate costs with respect to such matters, if any, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and strategy .  The words “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information although not all forward-looking statements include these identifying words. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties.

In particular, our business might be affected by uncertainties affecting the decorative overlay industry and the construction industry generally as well as the following, among other factors:

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

•                  fluctuations in exchange rates between the U.S. and Canada; and

•                  our ability to effectively and efficiently maintain internal control procedures that are compliant with Section 404 of the Sarbanes Oxley Act of 2002 in a timely fashion and the possibility of increased operating costs associated with making any necessary changes.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed under “Risk Factors” included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.  All forward-looking statements are based upon information available to us on the date of this report, and we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise.

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

Amounts outstanding under our senior credit facility bear interest at our option at LIBOR plus an applicable margin or at an alternate base rate plus an applicable margin. These interest rates can fluctuate based on market rates. Based on the outstanding amount of our variable rate indebtedness at March 31, 2008, a 10% change in the interest rates at March 31, 2008 would have the effect of increasing or decreasing interest expense by approximately $1.0 million. Potential interest rate impact would also be affected by utilization of the revolving credit facility. At March 31, 2008, we had $20.9 million of available borrowing capacity under the revolving credit facility.

The net amounts paid or received and net amounts accrued through the end of the accounting period are included in interest expense. Interest expense also includes the amortization of debt acquisition costs.

Foreign Currency Exchange Risk

We have a Canadian subsidiary, Panolam Industries, Ltd., that has a manufacturing facility in Canada that sells to both Canadian and U.S. customers and purchases from both Canadian and U.S. suppliers. Our Canadian subsidiary operates within its local economic environment and utilizes its own operating cash flow to fund its operation. The Canadian subsidiary’s sales tend to be evenly split between U.S. and Canadian customers but shift depending on market demand; however, a greater percentage of raw materials purchases are in local currency. As a result, when the Canadian dollar strengthens, expenses increase as a percent of sales when reported in U.S. dollars. Conversely, when the Canadian dollar weakens it has the opposite effect. At the same time the Canadian foreign exchange rate fluctuations require revaluation of the Canadian subsidiary’s balance sheet resulting in foreign currency translation exchange gains or losses being charged or credited to other comprehensive income or (loss) on the balance sheet. We do not enter into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk.

During the three months ended March 31, 2008, we recorded $0.4 million of income related to net foreign exchange transaction and revaluation adjustments, an increase of $0.4 million over the same period last year. At December 31, 2007, we had approximately $17.3 million of favorable foreign currency translation adjustments and at March 31, 2008 we had approximately $12.8 million of favorable foreign currency translation adjustments included in stockholder’s equity. There can be no assurances that the Canadian foreign exchange rate will not fluctuate adversely in the future and the potential risk for translation losses is not quantifiable.

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

Credit Concentration Risk

We sell HPLs and TFMs to various distributors and OEMs; and we extend credit to our customers based on an evaluation of their financial condition. We review our trade accounts receivable balances for collectibility whenever events and circumstances indicate that the carrying amount may not be collectible and provide currently for any unrealizable amounts. As of March 31, 2008, no single customer represented more than 10% of our sales or accounts receivable.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include either a report of management’s assessment regarding internal control or the attestation report of our registered independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

None

Item 1A.         Risk Factors

There have been no material changes to our risk factors as disclosed in Part I, Item 1A of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

Item 6.                    Exhibits –

EXHIBIT NUMBER	EXHIBIT TITLE
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Financial Officer (Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)

Date:          May 15, 2008