Form 10-Q
period 2008-06-30
PANOLAM INDUSTRIES INTERNATIONAL INC
filed 2008-08-14
CIK 1086385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company in Rule 12b-2 of the Exchange Act. ☐ Yes     ☒No

The number of shares outstanding of the registrant’s common stock as of August 10, 2008 was 200.

Panolam Industries International, Inc.

Index to Quarterly Report on

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,080	$10,744
Accounts receivable, less allowances of $6,530 at June 30, 2008 and $7,048 at December 31, 2007	24,417	19,269
Inventories	60,866	58,151
Other current assets	15,223	18,920
Total current assets	120,586	107,084
PROPERTY, PLANT AND EQUIPMENT – Net	251,175	265,045
GOODWILL	101,594	102,460
INTANGIBLE ASSETS – Net	80,595	82,921
DEBT ACQUISITION COSTS – Net	7,907	8,814
OTHER ASSETS	68	35

TOTAL	$561,925	$566,359

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,437	$11,780
Accrued liabilities	25,366	25,667
Current portion of long-term debt	28	47
Other current liabilities	—	1,313
Total current liabilities	39,831	38,807

LONG-TERM DEBT, LESS CURRENT PORTION	322,951	319,894
DEFERRED INCOME TAXES	79,249	81,229
DUE TO PANOLAM HOLDINGS CO	—	5,619
OTHER LIABILITIES	8,046	4,848
Total liabilities	450,077	450,397

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value – 200 authorized, 200 issued and outstanding	—	—
Additional paid-in capital	81,283	81,038
Accumulated earnings	16,349	17,222
Accumulated other comprehensive income	14,216	17,702
Total stockholder’s equity	111,848	115,962

TOTAL	$561,925	$566,359

See notes to condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

NET SALES	$99,331	$111,793	$200,513	$224,173

COST OF GOODS SOLD	79,285	87,626	161,024	174,155

GROSS PROFIT	20,046	24,167	39,489	50,018

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,282	13,752	26,027	27,390

INCOME FROM OPERATIONS	6,764	10,415	13,462	22,628

INTEREST EXPENSE	6,922	8,847	14,799	17,676

INTEREST INCOME	(86)	(145)	(172)	(307)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(72)	1,713	(1,165)	5,259

INCOME TAXES (BENEFIT)	342	652	(292)	1,948

NET INCOME (LOSS)	$(414)	$1,061	$(873)	$3,311

See notes to condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(873)	$3,311
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,977	13,277
Deferred income taxes (benefit)	(1,158)	1,729
Amortization of debt acquisition costs	907	1,105
Stock based compensation expense	245	224
Other	66	(119)
Changes in operating assets and liabilities:
Accounts receivable	(5,212)	(9,051)
Inventories	(2,898)	(1,095)
Other current assets	1,864	980
Accounts payable and accrued liabilities	263	2,518
Income taxes payable	3,371	(2,104)
Other	(398)	(573)
Net cash provided by operating activities	11,154	10,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,190)	(7,361)
Net cash used in investing activities	(2,190)	(7,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(2,024)	(7,016)
Borrowings under revolving credit facility	5,000	—
Settlement of amount due to Panolam Holdings Co	(2,482)	—
Payment of debt acquisition costs	—	(8)
Net cash provided by (used in) financing activities	494	(7,024)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(122)	561
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,336	(3,622)
CASH AND CASH EQUIVALENTS - Beginning of period	10,744	10,849
CASH AND CASH EQUIVALENTS - End of period	$20,080	$7,227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$14,049	$16,607
Cash payments for income taxes, net of refunds	(2,534)	2,323

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

At September 30, 2005, the total capitalized debt acquisition costs related to the Transaction were $11,513; $5,238 related to the issuance of the Notes and $6,275 related to the new Credit Facility.  During the period October 1 through December 31, 2005, the Company capitalized an additional $285 of financing costs, $182 related to the Notes and $103 related to the Credit Facility.  In addition, as of September 30, 2005, the Company incurred expenses related to the Transaction of $19,421.  Of that amount, $5,025 was included in selling, general and administrative expenses as compensation expense, $1,500 of early payment penalties fees on the previous credit facility and the write-off of capitalized financing costs of $6,211 were included in interest expense and the remaining $6,685 was included on the statement of operations as Transaction expenses.  During the period October 1, 2005 through December 31, 2005, the Company incurred an additional $263 of Transaction expenses. The capitalized portions related to the financing are being amortized over the life of the Notes or Credit Facility, as appropriate.

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

3.   THE ACQUISITION OF NEVAMAR

On March 1, 2006, Panolam Industries International, Inc. acquired all of the outstanding equity securities of Nevamar Holdco, LLC, the parent of Nevamar Company, LLC (“Nevamar”) a leading manufacturer of decorative surface products. Nevamar is included in the results of the Company beginning on March 1, 2006.  Nevamar designs and sells decorative laminates and other surfacing materials used in the commercial and residential furniture, fixtures and cabinet markets, as well as the graphic arts industry.  The total consideration paid for Nevamar was $80,000, consisting of $75,000 in cash and the issuance by Panolam to the sellers of $5,000 of junior subordinated notes. At the time of closing, $1,000 of the purchase price was put into an escrow account, which was ultimately returned to the Company in the form of a working capital adjustment pursuant to the acquisition agreement. In addition, the Company incurred $3,863 in closing costs related to the Nevamar acquisition. At closing, the Company issued junior subordinated notes to the sellers against which it could offset certain amounts that would be owed to it in the event the Company asserted a claim for indemnification under the acquisition agreement.  At December 31, 2007, the Company had offset approximately $138 in claims against the junior subordinated notes. In January 2008, the Company settled the junior subordinated notes with the sellers for $2,377 and as part of the settlement agreement, the Company will no longer be indemnified by the sellers for certain claims. As a result of the settlement, the intercompany payable was no longer outstanding as of June 30, 2008 and the Company recorded liabilities in accrued liabilities and other liabilities in anticipation of such claims. In addition, the Company incurred $105 in legal and bank fees related to this settlement. In connection with the Nevamar acquisition, the Company expanded its existing credit facility and drew down an additional $80,000 of long-term debt.  Debt acquisition costs related to the $80,000 drawdown totaled $2,764. See note 9 for a discussion of the amortization of the Company’s debt acquisition costs.

In connection with this acquisition, purchase accounting was applied, and all assets were revalued based on valuations and other studies. No goodwill resulted from this acquisition because the fair value of assets acquired was in excess of the cost of this acquisition. Such excess fair value was used to reduce the allocated costs of the assets acquired. Of the $9,164 of acquired intangible assets, $6,138 was assigned to key customer lists, $2,753 to trademarks and patents and other assets of $273. The acquired intangible assets have a total weighted-average useful life of approximately 13 years. See note 8 for a description of the Company’s intangible assets.

As of March 1, 2006, the net assets acquired were as follows:

Current assets	$52,280
Property and equipment	53,931
Other intangible assets	9,164

Total assets acquired	115,375

Current liabilities	27,954
Other liabilities	4,558

Total liabilities	32,512

Net assets acquired	$82,863

4.   SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

The condensed consolidated balance sheets at June 30, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 include the accounts of Panolam Industries International, Inc. and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2007 audited financial statements.

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

New Accounting Pronouncements— In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, such that entities must now provided enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives;

how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cashflow. Pursuant to the transition provisions of this statement, the Company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This statement will not impact the consolidated financial statements as it is disclosure-only in nature.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements including an amendment of Accounting Research Bulletin (ARB) No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. It is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension plan in its balance sheets. Changes in the funded status are recognized in comprehensive income. The statement requires an employer to measure the funded status of a plan as of the date of the balance sheet. Aside from additional disclosures required, the implementation date is for fiscal years ending after June 15, 2007 for companies deemed to not have publicly traded equity securities. The requirement to measure the funded status on the same day as the balance sheet is for fiscal years ending after December 15, 2008, and is not expected to have a material impact on the Company’s consolidated financial statements. The Company adopted this statement on December 31, 2007 and SFAS No. 158 had the effect of decreasing the Company’s accrued benefit obligations and increasing other accumulated comprehensive income, net of deferred tax liabilities, by approximately $315 and $217, respectively, at December 31, 2007 and did not have any impact on the Company’s consolidated statements of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 that partially defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 in 2008 and it did not have a material impact on its consolidated financial statements.

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

5.   INVENTORIES

Inventories consist of:

	June 30,	December 31,
	2008	2007
Raw materials	$24,816	$25,029
Work in process	7,434	5,877
Finished goods	28,616	27,245
	$60,866	$58,151

6.   OTHER CURRENT ASSETS

Other current assets consist of:

	June 30,	December 31,
	2008	2007
Deferred income taxes – current (see note 13)	$3,006	$3,206
Prepaid taxes	4,148	5,176
Prepaid insurance	1,253	2,887
Other current assets	6,816	7,651
	$15,223	$18,920

7.   PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment, net consists of:

	June 30,	December 31,
	2008	2007
Land	$5,065	$5,096
Buildings and improvements	66,159	66,766
Machinery and equipment	241,116	242,269
Construction in process	4,721	3,855
	317,061	317,986
Accumulated depreciation	(65,886)	(52,941)
	$251,175	$265,045

Depreciation expense was $6,696 and $12,939 for the three and six months ended June 30, 2008, respectively, versus $5,661 and $11,190 for the comparable prior year periods. Depreciation expense related to the Company’s manufacturing processes and administrative functions is included in the consolidated statement of operations in cost of goods sold and selling, general and administrative expenses, respectively. Capitalized interest expense was zero for both the three and six months ended June 30, 2008, respectively, versus $97 and $310 for the comparable prior year periods. Capital leases of $45 and $69 at June 30, 2008 and December 31, 2007, respectively, are included in machinery and equipment.

8.   GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill for the Company was $101,594 at June 30, 2008 and $102,460 at December 31, 2007. The decrease in goodwill is attributable to the fluctuation in foreign currency translation rates as it relates to goodwill that is recorded by the Company’s Canadian subsidiary. At June 30, 2008, $98,675 of the Company’s total consolidated goodwill balance of $101,594 related to the decorative laminate segment and the remainder of $2,919 related to the other segment. See Note 18 for a discussion of the Company’s two reportable segments.

Intangible assets, net include the following:

	June 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Patents and trademarks	$9,134	$2,302	3,12,14	$9,134	$1,853	3,12,14
Key customer lists	43,574	7,818	15	43,574	6,365	15
Other	1,585	1,314	3,10	1,602	1,195	3,10
Trademarks and tradenames with indefinite useful lives	37,736	—	—	38,024	—	—
	$92,029	$11,434		$92,334	$9,413

Amortization expense was $1,018 and $2,038 for the three and six months ended June 30, 2008, respectively, and $1,011 and $2,087 for the comparable prior year periods.  Expected amortization expense for the remainder of 2008 through 2012 is as follows:

2008	$1,975
2009	3,688
2010	3,660
2011	3,660
2012	3,660

9.   DEBT ACQUISITION COSTS

At June 30, 2008 and December 31, 2007, the debt acquisition costs and accumulated amortization was as follows:

	June 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Debt acquisition costs	$14,967	$7,060	7	$14,967	$6,153	7

Amortization of debt acquisition costs was $425 and $907 for the three and six months ended June 30, 2008, respectively, versus $504 and $1,105 for the comparable prior year periods. The amortization of debt acquisition costs is included in interest expense.  During 2007, the Company incurred $405 of additional debt acquisition costs associated with the registration of the Notes with the Securities and Exchange Commission.

10.   ACCRUED LIABILITIES

Accrued liabilities consist of:

	June 30,	December 31,
	2008	2007
Salaries, wages and employee benefits	$8,193	$9,383
Insurance	782	2,336
Customer rebates	2,250	2,383
Freight	1,544	1,590
Interest	4,058	4,297
Other	8,539	5,678
	$25,366	$25,667

11.   DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt consists of:

	June 30,	December 31,
	2008	2007
Senior Subordinated Notes, due 2013, face amount $151,000 less discount of $652 at June 30, 2008 and $714 at December 31, 2007, bearing interest at 10¾%	$150,348	$150,286
Senior Secured Term Loan, maturing 2012, bearing interest at June 30, 2008 of 5.56% and 7.59% at December 31, 2007	167,586	169,586
Revolver borrowings, bearing interest at June 30, 2008 of 5.56%	5,000	—
Capitalized lease obligations and other	45	69
	322,979	319,941
Current portion	(28)	(47)
	$322,951	$319,894

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

Under the registration rights agreement between the Company and the initial purchasers of the Notes, the Company was required to file a registration statement registering the exchange of unregistered Notes for new registered Notes with the Securities and Exchange Commission by March 29, 2006. The Company was required to pay additional interest on the Notes during the period from March 30, 2006 to the date on which it filed the registration statement required by the registration rights agreement. The additional interest rate was 0.25% for the first 90-day period following March 29, 2006 and increased by an additional 0.25% with respect to each subsequent 90 day period that the registration statement was not filed, up to a maximum additional interest rate of 1.00%. On October 1, 2007, the Company filed the registration statement with the Securities and Exchange Commission and the exchange offer for the Notes commenced on October 24, 2007. As a result, the Company ceased to incur any additional penalty interest beyond the effective date. From January 1, 2007 to October 23, 2007, the Company accrued additional penalty interest at the rate of 1.00% totaling $1,228. Of the additional penalty interest incurred during this period, $377 was paid in April 2007, $755 was paid in October 2007 and the remainder of $96 was paid in April 2008.

Senior Secured Term Loan and Revolving Credit Facility—As part of the Transaction (see note 2), the Company entered into the Senior Secured Term Loan and Revolving Credit Facility (the “Credit Facility”) which originally provided for an aggregate committed amount of up to $155,000 consisting of two tranches; a $135,000 term loan and a $20,000 revolving loan.  The term and revolver borrowings may be designated as base rate or Eurodollar rate borrowings, as defined, plus an applicable interest margin.  The applicable interest margin on the revolver is reset quarterly based upon certain ratios as defined in the credit agreement.  The Company had $5,000 in revolver borrowings at June 30, 2008 and no revolver borrowings at December 31, 2007. As of June 30, 2008 and December 31, 2007, the Company had letters of credit issued in respect of worker’s compensation claims in an aggregate amount of $4,072 outstanding under the Credit Facility. The term loan portion is for 7 years and the revolving loan portion is for 5 years. At June 30, 2008, the interest rate on the revolver borrowings was at an annual rate of 5.56%. The original quarterly repayment amount was $338 with the balance due at September 30, 2012.  The Company capitalized $6,378 of financing fees that will be amortized over the life of the loans.  Panolam Holdings II Co. and all of the Company’s subsidiaries, except the Company’s Canadian subsidiary, guarantee the debt. Substantially all assets are pledged as collateral for the credit facility.

The repayment of the principal amount of the amended term loan facility was originally scheduled to be paid in quarterly installments of $538 beginning March 31, 2006 with the balance of the principal due on September 30, 2012. During the years ended December 31, 2007 and 2006, the Company prepaid $20,000 and $24,539 of its term loan balance, respectively, and during the six months ended June 30, 2008, the Company prepaid an additional $2,000 of its term loan balance. As a result of the prepayments, the Company is no longer required to make any repayment of future principal installments until September 30, 2012, the loan maturity date. The interest rate on the term loan facility was 5.56% at June 30, 2008.

The Credit Facility covenants limit the Company’s ability to incur debt, pay dividends, change its capital structure, make guarantees, assume liens, and dispose of assets.  These covenants include requirements for the Company to maintain a maximum total leverage ratio, a minimum interest coverage ratio and an annual maximum capital expenditures limitation, which were 5.00, 2.00 and $8.0 million at June 30, 2008, respectively. As of June 30, 2008 the Company was in compliance with its financial covenants.

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

At June 30, 2008, future debt principal payments are scheduled as follows:

2008	$—
2009	—
2010	5,000
2011	—
2012	167,586
Thereafter	150,348
$322,934

At June 30, 2008, future capital lease payments, including an immaterial amount of interest, are as follows:

2008	$28
2009	17
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

The following is a summary, based on the most recent actuarial valuations that were prepared as of December 31, 2007, of the Company’s net cost for pension benefits and other benefits for the three months ended June 30, 2008 and 2007:

	Pension Plans		Other Post-Retirement Benefits
	Three months ended June 30,
	2008	2007	2008	2007
Service cost	$78	$82	$9	$10
Interest cost	182	185	28	20
Expected return on plan assets	(225)	(202)	—	—
Amortization and foreign currency translation	18	37	—	—
Net periodic benefit cost	$53	$102	$37	$30

The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the six months ended June 30, 2008 and 2007:

	Pension Plans		Other Post-Retirement Benefits
	Six months ended June 30,
	2008	2007	2008	2007
Service cost	$156	$127	$19	$18
Interest cost	363	317	48	35
Expected return on plan assets	(448)	(338)	—	—
Amortization and foreign currency translation	35	75	—	—
Net periodic benefit cost	$106	$181	$67	$53

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

Contributions—The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations.  The Company expects to contribute approximately $1,456 to its pension plans and $68 to its other postretirement benefit plans in 2008.

Defined Contribution Plans—The Company also sponsors defined contribution plans that are available to substantially all employees.  The Company contributes cash amounts, based upon a percentage of employee contributions, ranging from 1% to 3% of the employees’ pay.  The amount expensed for the Company match was $329 and $651 for the three and six months ended June 30, 2008, respectively, versus $357 and $739 for the comparable prior year periods.

13.  INCOME TAXES

The Company’s provision for income taxes is comprised of a current and deferred portion. The current income tax provision is calculated based on estimates as if tax returns for the current year are being filed. The Company provides for deferred income taxes resulting from temporary differences between financial and taxable income. These differences arise primarily from tax depreciation, reserves and accruals. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of tax planning strategies. These assumptions require significant judgment about forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its businesses.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and provides guidance on classification and disclosure requirements for tax contingencies.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return.  The Company adopted FASB Interpretation No. 48 on January 1, 2007 and did not recognize a change in its liability for unrecognized tax benefits as a result of implementing FIN 48. The total amount of unrecognized tax benefits including interest at June 30, 2008 was approximately $3,076 and there was no significant change from what was recorded at December 31, 2007.

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

The provision (benefit) for income taxes for the first six months of 2008 and 2007 was at an effective tax rate of approximately 25.0% and 37.0%, respectively. The decrease in the effective tax rate for the first six months of

2008 as compared to the rate for the first six months of 2007 was primarily attributable to an increase in the projected state tax provision rate for 2008 and a reduction of the Canadian income tax rate for 2008.

The Company includes accrued interest related to unrecognized tax benefits and statutory income tax penalties in its provision (benefit) for income taxes. The total amount of accrued interest reflected in the Company’s condensed consolidated balance sheet as of June 30, 2008 was approximately $771.

14.  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(414)	$1,061	$(873)	$3,311
Foreign currency translation adjustment	1,034	8,370	(3,486)	9,423
	$620	$9,431	$(4,359)	$12,734

15.  RELATED PARTY TRANSACTIONS

The Company pays an annual management fee of $1,500 and reimbursement of out of pocket expenses to Genstar Capital LLC and The Sterling Group. During the first six months ended June 30, 2008, $937 was paid and $188 was accrued for management fees at June 30, 2008. During the first six months ended June 30, 2007, $750 was paid and $188 was accrued for management fees at June 30, 2007.

At December 31, 2007, the Company had an intercompany payable to its ultimate parent company, Panolam Holdings Co. of $5,619, which represented principal and interest related to the junior subordinated notes that were issued by Panolam Holdings to the sellers of Nevamar. In January 2008, the Company settled the subordinated notes with the sellers for $2,377 and as part of the settlement agreement, the Company will no longer be indemnified by the sellers for certain claims. As a result of the settlement, the intercompany payable was no longer outstanding as of June 30, 2008 and the Company recorded liabilities in accrued liabilities and other liabilities in anticipation of such claims. In addition, the Company incurred $105 in legal and bank fees during the six months ended June 30, 2008 related to this settlement.

16.  STOCK OPTIONS

On September 30, 2005, the Company instituted the Panolam Holdings Co. 2005 Equity Incentive Plan (“Plan”). The compensation committee of the Board of Directors administers this Plan, and at least two non-employee directors must be on the committee. The purpose of the Plan is to attract, retain and motivate the Company’s executives and its management employees. The Committee is authorized to approve the grant of any one or combination of stock options, stock appreciation rights, restricted stock, stock units and cash. On September 30, 2005, the Company granted stock options to an executive officer and management personnel to purchase 15,556 shares of the Company’s common stock, exercisable at a price of $500 per share. Through June 30, 2008, 3,111 of these stock options have been forfeited. Options granted under the Plan vest ratably over 5 years. The Company’s policy is to issue shares to satisfy stock option exercises.

On October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (as amended), using fair-value based measurement of accounting. Upon adoption, the Company selected the modified prospective method. As a result of adopting SFAS No. 123(R), the Company recognized compensation expense of $245 for the first six months ended June 30, 2008 and $224 for the first six months ended June 30, 2007. Compensation expense is included in selling, general and administrative expenses in the statements of operations. The tax benefit related to this expense was $93 and $83, respectively, for the first six months ended June 30, 2008 and 2007. As of June 30, 2008 and December 31, 2007, there was $1,209 and $1,451, respectively, of unrecognized compensation expense relating to outstanding options. The amount at June 30, 2008 will be amortized over the remaining vesting period associated with each grant, and the weighted average expected amortization period is approximately 2.4 years.

Stock option activity and the related changes that occurred during the six months ended June 30, 2008 is summarized as follows:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2007	13,945	$513	5,128	$500
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Vested	N/A	—	300	625
Outstanding, June 30, 2008	13,945	$513	5,428	$507

The Company uses the Black-Scholes Merton option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate.  In determining the fair value of its share-based awards, the Company has assumed no forfeitures and as a result expects the awards to vest ratably over the five year vesting period.  Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The Company did not grant any stock options during the first six months of 2008. At June 30, 2008, the Company’s outstanding stock options and the outstanding stock options that are exercisable had weighted average remaining contractual terms of approximately 7.4 years.

Term – This is the period of time over which the options granted are expected to remain outstanding.  Options granted have a maximum term of 10 years. The Company utilizes the simplified method to calculate expected term. An increase in the expected term will increase compensation expense.

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

Environmental—The Company’s Auburn, Maine, facility is subject to a Compliance Order by Consent (“COC”) dated May 5, 1993, issued by the State of Maine Department of Environmental Protection (“DEP”) with regard to unauthorized discharges of hazardous substances into the environment.  The Company and the previous owners, named in the COC, are required to investigate and, as necessary, remediate the environmental contamination at the site.  Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC.  The previous owners have completed and submitted to the State for its review a risk assessment.  The financial obligation of the previous owners to investigate and or remediate is unlimited except with regard to a portion of the land at the Company’s Auburn, Maine, facility, which is capped at $10,000.  The Company has recorded a liability of $714 and $717 at June 30, 2008 and December 31, 2007, respectively, for site remediation costs in excess of costs assumed by the previous owners.  The Company could incur additional obligations in excess of the amount accrued and the Company’s recorded estimate may change over time.

Workers’ Compensation Claims—During 2006, the Company’s wholly-owned subsidiary, Nevamar Company LLC was named a defendant in numerous workers compensation claims filed on behalf of current and former employees at the Hampton, South Carolina facility alleging injury in the course of employment due to alleged exposure to asbestos and unidentified chemicals. Under the ownership of Westinghouse Electric Corporation, the Hampton, South Carolina facility manufactured asbestos-based products until approximately 1975. In 2004 and 2005, Nevamar, Westinghouse and International Paper settled 10 workers’ compensation claims related to alleged asbestos exposure. Under a 2005 agreement with International Paper, Nevamar’s liability for workers compensation claims related to alleged exposure to asbestos brought by employees hired before July 1, 2002, is capped at 15% of any damages it shares with International Paper until Nevamar has paid an aggregate of $700, at which point the Company has no responsibility for any additional shared damages. Employees hired by Nevamar after July 1, 2002 and who file claims related to alleged exposure to asbestos are not covered by this indemnity agreement.

As of June 30, 2008, 299 workers’ compensation claims have been filed alleging injury due to exposure to asbestos and unidentified chemicals of which approximately 195 claimants are current Nevamar employees. Approximately 8 of the 299 claimants were hired by Nevamar after July 1, 2002. The Company believes these claims are occupational disease claims and such claims are non-compensable under current South Carolina law until a claimant can demonstrate a wage-loss disability. We believe that the 195 claimants who are current employees cannot demonstrate a wage-loss disability and therefore these claims should be dismissed. The Company has received very limited information from claimants regarding these claims and is unable to estimate at this time the amount or range of potential loss, if any, which may result if the outcome of any of the cases described above were unfavorable and the amount of indemnification available were inadequate to cover such losses.

The Company’s operations and properties are subject to extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, as well as laws relating to worker health and workplace safety.  Management is not aware of any exposures, other than those mentioned above, which would require an accrual.

18.   SEGMENT INFORMATION

The Company has two reportable segments, decorative laminates and other.  Decorative laminates manufactures and distributes decorative laminates, specifically TFM and HPL, for use in a wide variety of residential and commercial indoor surfacing applications.  This segment accounted for approximately 87% of the Company’s total revenue for the first six months ended June 30, 2008 and approximately 88% for the first six months ended June 30, 2007. The Company’s other segment includes the production and marketing of a variety of specialty resins for industrial uses, custom treated and chemically prepared decorative overlay papers and a variety of other industrial laminates including the Company’s fiber reinforced plastic product known as FRP. This segment net of the corporate/eliminations accounted for 13% of the Company’s total revenue for the first six months ended June 30, 2008 and 12% for the first six months ended June 30, 2007. The amount of net sales reflected in the corporate/eliminations column in the tables below primarily represents the elimination of the intercompany sales of the other segment to the decorative laminate segment. The other amounts reflected in this column related to expenses, capital expenditures and total assets associated with the Company’s corporate office.

The Company uses the following key information in evaluating the performance of each segment:

	As of June 30, 2008 and for the Three Months Ended June 30, 2008
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$86,192	$14,774	$(1,635)	$99,331
Gross profit	18,744	1,302	—	20,046
Income (loss) from operations	13,423	799	(7,458)	6,764
Depreciation and amortization expense	6,061	857	796	7,714
Capital expenditures	715	262	25	1,002
Total assets	383,508	56,677	121,740	561,925

	Three Months Ended June 30, 2007
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$98,274	$15,086	$(1,567)	$111,793
Gross profit	21,907	2,260	—	24,167
Income (loss) from operations	15,050	1,670	(6,305)	10,415
Depreciation and amortization expense	5,161	792	719	6,672
Capital expenditures	1,750	1,647	—	3,397

	As of June 30, 2008 and for the Six Months Ended June 30, 2008
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$173,859	$30,036	$(3,382)	$200,513
Gross profit	36,378	3,111	—	39,489
Income (loss) from operations	25,267	2,154	(13,959)	13,462
Depreciation and amortization expense	11,675	1,727	1,575	14,977
Capital expenditures	1,427	603	160	2,190
Total assets	383,508	56,677	121,740	561,925

	Six Months Ended June 30, 2007
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$197,868	$29,761	$(3,456)	$224,173
Gross profit	45,231	4,787	—	50,018
Income (loss) from operations	32,128	3,473	(12,973)	22,628
Depreciation and amortization expense	10,870	974	1,433	13,277
Capital expenditures	2,801	4,423	137	7,361

Net sales by geographic area for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
United States	$81,271	$94,286	$164,240	$188,735
Canada	17,052	16,130	33,646	32,707
Other	1,008	1,377	2,627	2,731
	$99,331	$111,793	$200,513	$224,173

No single customer accounted for more than 10% of the Company’s consolidated net sales for any of the above periods.

Long-lived assets by geographic area were as follows:

	June 30, 2008	December 31, 2007
United States	$318,295	$328,484
Canada	123,044	130,791
	$441,339	$459,275

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

The Company had previously presented intercompany payables and receivables transactions between the parent company and its guarantor and non-guarantor subsidiaries as operating activities. These transactions should have been presented in investing and financing activities. The accompanying condensed consolidating financial statements for the six months ended June 30, 2007 have been corrected to properly present these cash flow activities in the respective columns. As any changes in the classification between operating, investing, and financing are eliminated in consolidation, there is no impact on the consolidated statement of cash flows for the six months ended June 30, 2007.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets June 30, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$18,218	$(2,553)	$4,415	$—		$20,080
Accounts receivable, net	215	20,942	3,260	—		24,417
Inventories	—	54,525	6,341	—		60,866
Other current assets	6,862	3,845	4,516	—		15,223
Total current assets	25,295	76,759	18,532	—		120,586
Property, plant and equipment, net	1,687	163,832	85,656	—		251,175
Goodwill	12,060	61,494	28,040	—		101,594
Intangible assets, net	37,764	33,483	9,348	—		80,595
Debt acquisition costs, net	7,907	—	—	—		7,907
Other assets	58	10	—	—		68
Intercompany receivables	—	187,673	20,812	(208,485)		—
Investment in subsidiaries	632,058	—	—	(632,058	)(a)	—
Total	$716,829	$523,251	$162,388	$(840,543)		$561,925
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$294	$11,119	$3,024	$—		$14,437
Accrued liabilities	13,361	9,671	2,334	—		25,366
Current portion of long-term debt	15	13	—	—		28
Total current liabilities	13,670	20,803	5,358	—		39,831
Long-term debt, less current portion	322,934	17	—	—		322,951
Deferred income taxes	59,892	—	19,357	—		79,249
Other liabilities	—	1,927	6,119	—		8,046
Intercompany payables	208,485	—	—	(208,485)		—
Total liabilities	604,981	22,747	30,834	(208,485)		450,077
Total stockholder’s equity	111,848	500,504	131,554	(632,058	)(a)	111,848
Total	$716,829	$523,251	$162,388	$(840,543)		$561,925

(a)  Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets December 31, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$9,202	$(2,553)	$4,095	$—		$10,744
Accounts receivable, net	1,445	15,664	2,160	—		19,269
Inventories	—	52,056	6,095	—		58,151
Other current assets	12,217	4,262	2,441	—		18,920
Total current assets	22,864	69,429	14,791	—		107,084
Property, plant and equipment, net	1,561	171,251	92,233	—		265,045
Goodwill	12,060	61,494	28,906	—		102,460
Intangible assets, net	39,067	34,202	9,652	—		82,921
Debt acquisition costs, net	8,814	—	—	—		8,814
Other assets	35	—	—	—		35
Intercompany receivables	—	155,385	20,993	(176,378)		—
Investment in subsidiaries	607,811	—	—	(607,811	)(a)	—
Total	$692,212	$491,761	$166,575	$(784,189)		$566,359
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$230	$7,763	$3,787	$—		$11,780
Accrued liabilities	13,979	9,987	1,701	—		25,667
Current portion of long-term debt	30	17	—	—		47
Other current liabilities	—	—	1,313	—		1,313
Total current liabilities	14,239	17,767	6,801	—		38,807
Long-term debt, less current portion	319,872	22	—	—		319,894
Deferred income taxes	60,142	—	21,087	—		81,229
Due to Panolam Holdings Co.	5,619	—	—	—		5,619
Other liabilities	—	1,476	3,372	—		4,848
Intercompany payables	176,378	—	—	(176,378)		—
Total liabilities	576,250	19,265	31,260	(176,378)		450,397
Total stockholder’s equity	115,962	472,496	135,315	(607,811	)(a)	115,962
Total	$692,212	$491,761	$166,575	$(784,189)		$566,359

(a)  Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$79,275	$20,570	$(514)	$99,331
Cost of goods sold	—	59,668	20,131	(514)	79,285
Gross profit	—	19,607	439	—	20,046
Selling, general and administrative expenses	7,170	5,152	960	—	13,282
Income (loss) from operations	(7,170)	14,455	(521)	—	6,764
Interest expense	6,922	—	—	—	6,922
Interest income	(76)	—	(10)	—	(86)
Income (loss) before income taxes and equity in net income (loss) of subsidiaries	(14,016)	14, 455	(511)	—	(72)
Income taxes	249	—	93	—	342
Income (loss) before equity in net income of subsidiaries	(14,265)	14,455	(604)	—	(414)
Equity in net income (loss) of subsidiaries	13,851	—	—	(13,851)	—
Net income (loss)	$(414)	$14,455	$(604)	$(13,851)	$(414)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$90,985	$22,115	$(1,307)	$111,793
Cost of goods sold	—	68,839	20,094	(1,307)	87,626
Gross profit	—	22,146	2,021	—	24,167
Selling, general and administrative expenses	5,895	6,692	1,165	—	13,752
Income (loss) from operations	(5,895)	15,454	856	—	10,415
Interest expense	8,846	1	—	—	8,847
Interest income	(114)	—	(31)	—	(145)
Income (loss) before income taxes (benefit) and equity in net income of subsidiaries	(14,627)	15,453	887	—	1,713
Income taxes (benefit)	1,279	—	(627)	—	652
Income (loss) before equity in net income of subsidiaries	(15,906)	15,453	1,514	—	1,061
Equity in net income of subsidiaries	16,967	—	—	(16,967)	—
Net income (loss)	$1,061	$15,453	$1,514	$(16,967)	$1,061

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$158,876	$42,671	$(1,034)	$200,513
Cost of goods sold	—	120,395	41,663	(1,034)	161,024
Gross profit	—	38,481	1,008	—	39,489
Selling, general and administrative expenses	13,637	10,473	1,917	—	26,027
Income (loss) from operations	(13,637)	28,008	(909)	—	13,462
Interest expense	14,798	1	—	—	14,799
Interest income	(147)	—	(25)	—	(172)
Income (loss) before income taxes and equity in net income (loss) of subsidiaries	(28,288)	28,007	(884)	—	(1,165)
Income taxes (benefit)	317	—	(609)	—	(292)
Income (loss) before equity in net income of subsidiaries	(28,605)	28,007	(275)	—	(873)
Equity in net income (loss) of subsidiaries	27,732	—	—	(27,732)	—
Net income (loss)	$(873)	$28,007	$(275)	$(27,732)	$(873)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$183,494	$43,398	$(2,719)	$224,173
Cost of goods sold	—	137,668	39,206	(2,719)	174,155
Gross profit	—	45,826	4,192	—	50,018
Selling, general and administrative expenses	12,243	13,309	1,838	—	27,390
Income (loss) from operations	(12,243)	32,517	2,354	—	22,628
Interest expense	17,674	2	—	—	17,676
Interest income	(213)	—	(94)	—	(307)
Income (loss) before income taxes (benefit) and equity in net income of subsidiaries	(29,704)	32,515	2,448	—	5,259
Income taxes (benefit)	2,419	—	(471)	—	1,948
Income (loss) before equity in net income of subsidiaries	(32,123)	32,515	2,919	—	3,311
Equity in net income of subsidiaries	35,434	—	—	(35,434)	—
Net income	$3,311	$32,515	$2,919	$(35,434)	$3,311

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(873)	$28,007	$(275)	$(27,732)	$(873)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,505	9,368	4,104		14,977
Deferred income tax benefit	(71)	—	(1,087)		(1,158)
Amortization of debt acquisition costs	907	—	—		907
Stock based compensation expense	245	—	—		245
Equity in net income of subsidiaries	(27,732)	—	—	27,732	—
Other	(129)	(43)	238		66
Changes in operating assets and liabilities:
Accounts receivable	1,230	(5,278)	(1,164)		(5,212)
Inventories	—	(2,469)	(429)		(2,898)
Other current assets	1,441	417	6		1,864
Accounts payable and accrued liabilities	(2,429)	2,629	63		263
Income taxes payable	3,735	—	(364)		3,371
Other	—	(141)	(257)		(398)
Net cash provided by (used in) operating activities	(22,171)	32,490	835	—	11,154
Cash flows from investing activities:
Intercompany receivable/payable, net	30,844	—	—	(30,844)	—
Purchases of property, plant and equipment	(160)	(1,657)	(373)		(2,190)
Net cash (used in) provided by investing activities	30,684	(1,657)	(373)	(30,844)	(2,190)
Cash flows from financing activities:
Repayment of long-term debt	(2,015)	(9)	—		(2,024)
Borrowings under revolving credit facility	5,000	—	—		5,000
Settlement of amount due to Panolam Holdings Co	(2,482)	—	—		(2,482)
Intercompany receivable/payable, net	—	(30,824)	(20)	30,844	—
Net cash provided by (used in) financing activities	503	(30,833)	(20)	30,844	494
Effect of exchange rate changes on cash	—	—	(122)	—	(122)
Net change in cash and cash equivalents	9,016	—	320	—	9,336
Cash and cash equivalents—beginning of period	9,202	(2,553)	4,095	—	10,744
Cash and cash equivalents—end of period	$18,218	$(2,553)	$4,415	$—	$20,080

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income	$3,311	$32,515	$2,919	$(35,434)	$3,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,433	8,136	3,708		13,277
Deferred income tax benefit	2,517	—	(788)		1,729
Amortization of debt acquisition costs	1,105	—	—		1,105
Stock based compensation expense	224	—	—		224
Equity in net income of subsidiaries	(35,434)	—	—	35,434	—
Other	(37)	(54)	(28)		(119)
Changes in operating assets and liabilities:
Accounts receivable	(1,560)	(6,322)	(1,169)		(9,051)
Inventories	—	(467)	(628)		(1,095)
Other current assets	1,392	(454)	42		980
Accounts payable and accrued liabilities	(2,481)	2,765	2,234		2,518
Income taxes payable	(1,317)	216	(1,003)		(2,104)
Other	—	(201)	(372)		(573)
Net cash provided by (used in) operating activities	(30,847)	36,134	4,915	—	10,202
Cash flows from investing activities:
Intercompany receivable/payable, net	35,268	—	—	(35,268)	—
Purchases of property, plant and equipment	(137)	(6,789)	(435)		(7,361)
Net cash (used in) provided by investing activities	35,131	(6,789)	(435)	(35,268)	(7,361)
Cash flows from financing activities:
Repayment of long-term debt	(7,000)	(16)	—		(7,016)
Intercompany receivable/payable, net	—	(28,475)	(6,793)	35,268	—
Payment of debt acquisition costs	(8)	—	—		(8)
Net cash (used in) provided by financing activities	(7,008)	(28,491)	(6,793)	35,268	(7,024)
Effect of exchange rate changes on cash	—	—	561		561
Net change in cash and cash equivalents	(2,724)	854	(1,752)	—	(3,622)
Cash and cash equivalents—beginning of period	8,544	(3,550)	5,855	—	10,849
Cash and cash equivalents—end of period	$5,820	$(2,696)	$4,103	$—	$7,227

*       *      *      *     *

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2008 and the notes to those condensed consolidated financial statements included elsewhere in this Form 10-Q. The statements in the discussion and analysis regarding our expectations for the performance of our business, our liquidity and capital resources and the other non-historical statements in the discussion and analysis are forward looking statements. Our actual results may differ from those contained in or implied by the forward-looking statements.

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

We are the only vertically integrated North American manufacturer of both high pressure laminates, or HPL, and thermally-fused melamine, or TFM (with the exception of particle board production in our TFM business where we purchase approximately 50% of our needs), and we design, manufacture and distribute our products throughout our principal markets. For the year ended December 31, 2007 and for the six months ended June 30, 2008 we generated net sales of $424.4 million and $200.5 million, respectively. During these periods, our decorative laminates products comprised approximately 89% and 87% of our net sales, respectively. For additional information regarding our results of operations by segment for the six months ended June 30, 2008 and 2007, please see note 18 to our unaudited condensed consolidated financial statements.

We offer an array of decorative and industrial laminate products from premium to commodity grades at a broad range of prices. HPL, TFM, FRL, Leatherlam, FRP, and our engineered laminates are utilized as durable and economical look-alike substitutes for natural surfacing materials such as wood, stone, leather and ceramic. HPL is used in surfacing applications requiring greater surface wear and impact resistance than applications using TFM. FRL, a proprietary product, is used in surfacing applications requiring greater surface wear, impact resistance and fire prevention than applications using HPL. FRP is used in building, trucking and recreational, or RV, markets. A typical customer or end user of decorative overlays might utilize HPL, TFM, FRL, FRP or Leatherlam for different surfaces of the same project. Our TFM products consist of a standard palette of over 150 colors, patterns and wood grains. Our HPL products consist of a standard palette of approximately 500 colors, patterns and wood grains.

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

Factors Affecting Our Results

Revenue

We generate our revenue primarily from the sale of our decorative laminates and, to a lesser extent, specialty resins, industrial laminates and decorative overlay papers in the United States and Canada. In recent periods, consistent with our continuing strategy, we have concentrated on selling finished laminated end products rather than marketing treated papers that could ultimately be used to compete against our own finished laminated products. Our focus is on high-end premium grades, such as abstract and wood grain patterned laminates that command higher prices and generate higher profit margins. For the six months ended June 30, 2008, approximately 92% of our HPL sales and 65% of our TFM sales were premium grade.

We have historically experienced higher sales in the second and third quarters of each year compared with the first and fourth quarters due to seasonal fluctuations in demand. However, second quarter sales were lower than the first quarter this year and third quarter results may not follow the historical pattern either if our markets remain soft. From time to time, we have curtailed manufacturing operations to make necessary repairs and to maintain efficiencies during slowdowns in order flow.

Changes in our revenues from sales of our decorative laminates and industrial laminate products from period to period are affected by the following, among other factors:

•                  changes in general economic conditions and the availability of financing that affect the construction industry, since reductions in construction activity can materially reduce the demand for decorative laminates;

•                  changes in the design preferences and the discretionary spending power of commercial and residential customers who ultimately purchase our products primarily in connection with renovations, expansions and upgrades;

•                  changes in prices, including those resulting from cost increases, which may be on a delayed basis, and those changes implemented for competitive reasons; and

•                  our ability to successfully develop and launch new designs and products.

Cost of Goods Sold

Our cost of goods sold consists primarily of raw materials, most of which is paper, raw particle board and resin, and energy costs for oil, natural gas and electricity, which generally are variable, and to a lesser extent, direct labor and overhead. Our costs of sales are directly affected by changes in prices for these raw materials, as well as by changes in energy costs and oil prices which affect the price of the petroleum based products that we use to manufacture resins. Recently, the prices of these raw materials have increased and may continue to increase in the future. While we generally attempt to pass along increased raw material prices to our customers in the form of price increases, there may be a time delay between the increased raw material prices and our ability to increase the selling prices of our products, or we may be unable to increase the prices of our products due to pricing pressure or other factors, particularly in our TFM product line where we have been unable to pass all of the price increases through to our customers for competitive reasons. Similarly, we have instituted certain surcharges on our customers from time to time to reflect increases in our transportation or distribution costs.

Gross Profit

Our gross profit for the six months ended June 30, 2008 has decreased in comparison to the six months ended June 30, 2007. The decrease in gross profit is primarily the result of the decreased sales volume experienced in the first six months of 2008 coupled with rising energy costs as well as higher raw material costs especially those which are chemical and petroleum based. We include certain costs such as distribution costs in our selling, general and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such costs in their cost of goods sold.

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

Depreciation and Amortization

Depreciation costs relate to the depreciation of property, plant and equipment. For financial reporting purposes, we calculate depreciation on a straight-line basis over the expected useful life of each class of asset. Depreciation expense related to our manufacturing processes and administrative functions is included in the consolidated statement of operations in cost of goods sold and selling, general and administrative expenses, respectively.

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

Income Tax Expense

Income tax expense is incurred at the U.S. federal, foreign and state levels. We are subject to taxation primarily in two jurisdictions, the United States and Canada. The effective tax rate in the first six months of 2008 was approximately 25.0% compared to 37.0% for the first six months of 2007. The decrease in the effective tax rate for the first six months of 2008 as compared to the rate for the first six months of 2007 was primarily attributable to an increase in the projected state tax provision rate for 2008 and a reduction of the Canadian income tax rate for 2008.

Critical Accounting Policies

Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. The preparation of our condensed consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management considers the Company’s policies on revenue recognition, adjustments for slow moving and obsolete inventories, potentially uncollectible accounts receivable, accruals for customer rebates, income taxes, goodwill, intangible assets and long-lived assets and stock options to be critical accounting policies due to estimates, assumptions, and application of judgment involved in each.

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

Results of Operations

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

Net Sales

Net sales were $99.3 million and $200.5 million in the three and six months ended June 30, 2008 compared to $111.8 million and $224.2 for the three and six months ended June 30, 2007, a decrease of approximately 11% in both the second quarter and six month period. In local currencies, net sales for 2008 declined approximately 13% in both the second quarter and six month period. The decrease in sales in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 is primarily attributable to lower high pressure laminate, or HPL sales, which declined approximately 10% and 11% during the respective periods and thermally-fused melamine, or TFM sales, which declined approximately 17% and 14% during the respective periods. The sales declines in both HPL and TFM for the six months ended June 30, 2008 were partially offset by a $4.1 million increase in industrial laminate sales related to fiber reinforced plastic, or FRP, products. Due to the appreciation of the Canadian dollar against the U.S. dollar, currency translation as it relates to our Canadian operation had the effect of increasing sales in the three and six months ended June 30, 2008 by approximately $1.7 million and $4.7 million when compared to foreign exchange translations for the comparable 2007 periods.

Sales of decorative laminates were $86.2 million and $173.9 million in the three and six months ended June 30, 2008 compared to $98.3 million and $197.9 million for the same periods in 2007. Sales of decorative laminates, which includes both TFM and HPL (approximately 87% of net sales), decreased approximately 12% in both the three and six month periods ended June 30, 2008 as compared to 2007.

Sales of other products, net of the intercompany sales eliminations, principally specialty resins, decorative overlay papers and industrial laminates, were $13.1 million and $26.6 million in the three and six months ended June 30, 2008 compared to $13.5 million and $26.3 million for the three and six months ended June 30, 2007. Other product sales (approximately 13% of net sales) decreased approximately 3% in the three months ended June 30, 2008 and increased approximately 1% in the six months ended June 30, 2008 as compared to the same periods in 2007. For the six months ended June 30, 2008, specialty resins accounted for approximately 5.3% of our total sales, while industrial and other specialty laminates, and decorative overlay papers accounted for approximately 5% and 1% of our sales, respectively.

Our net sales for the three and six month periods ended June 30, 2008 were adversely impacted by weakness in the U.S. economy generally and by the continued slowdown in residential and commercial construction, particularly the residential housing and credit markets.  As the construction and housing industries slow, we experience less demand for our products, which are incorporated into new buildings and homes, as well as buildings and homes being refurnished or remodeled.  Our HPL and TFM products are most affected by these adverse market conditions.  We believe that economic conditions will remain challenging in the near term, or perhaps become more challenging, and that demand for our products could continue to decline as a result, which could negatively impact our net sales, profitability and cash flows. In addition to decreases in demand, we have experienced increased pressure on pricing from our competitors, particularly our more vertically integrated TFM competitors.  If this trend continues, our net sales and profitability could continue to decline.

Gross Profit

The gross profit margin as a percentage of net sales declined to approximately 20% in the three and six months ended June 30, 2008 from approximately 22% in the three and six months ended June 30, 2007. The decline in our gross profit margin for the three and six months ended June 30, 2008 was primarily attributable to lower margins on certain of our TFM products and to rising costs related to energy and raw materials, especially those raw materials that are chemicals and those that are petroleum based. Our energy and raw material costs increased significantly in 2008 as compared to 2007 and we were not able to increase the selling prices of all our products to pass these higher costs through.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which primarily consist of sales and marketing expenses, were $13.3 million and $26.0 million in the three and six months ended June 30, 2008 compared to $13.8 million and $27.4 million for the three and six months ended June 30, 2007. The decrease in selling, general and administrative expenses in the three and six months ended June 30, 2008 is primarily attributable to aggressive cost containment including headcount reductions, and consolidation of the sales and marketing functions and other synergies realized through the consolidation of the operations of Panolam and Nevamar, offset in part by additional costs associated with being a public reporting company following the consummation of the exchange offer for our senior subordinated notes in October 2007. As a percentage of net sales, selling, general and administrative expenses were approximately 13% in the three and six months ended June 30, 2008 compared to approximately 12% in the three and six months ended June 30, 2007. The increase in this percentage in the three and six months ended June 30, 2008 was primarily attributable to the lower sales volume in both periods.

Interest Expense

Interest expense, which includes the amortization of debt acquisition costs, was $6.9 million and $14.8 million for the three and six months ended June 30, 2008 compared to $8.8 million and $17.7 million for the same periods in 2007. The decrease in interest expense in the three and six months ended June 30, 2008 as compared to the same periods in 2007 is primarily attributable to lower average debt levels resulting from the term debt prepayments made in 2007 and the six months ended June 30, 2008 and to a lesser extent lower average interest rates.

Income Taxes

Income tax provision for the six months ended June 30, 2008 was a benefit of $0.3 million as compared to a tax provision of $1.9 million for the six months ended June 30, 2007. The effective tax rate in the first six months of 2008 was 25.0% compared to 37.0% for the first six months of 2007. The decrease in the effective tax rate for the first six months of 2008 as compared to the rate for the first six months of 2007 was primarily attributable to an increase in the projected state tax provision rate for 2008 and a reduction of the Canadian income tax rate for 2008.

Net Income (Loss)

Net loss for the three months ended June 30, 2008 was $0.4 million compared to net income of $1.1 million for the three months ended June 30, 2007, a decrease of approximately $1.5 million. The decrease in net income is primarily attributable to lower net sales in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, which were partially offset by decreases in the total cost of goods sold due to lower sales volume, as well as decreases in selling, general and administrative expenses, interest expense and income taxes in the three months ended June 30, 2008.

Net loss for the six months ended June 30, 2008 was $0.9 million compared to net income of $3.3 million for the six months ended June 30, 2007, a decrease of approximately $4.2 million. The decrease in net income is primarily attributable to lower net sales in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, which were partially offset by decreases in the total cost of goods sold due to lower sales volume, as well as decreases in selling, general and administrative expenses, interest expense and income taxes in the six months ended June 30, 2008.

Liquidity and Capital Resources

We require working capital to reinvest in our business and to repay or continue prepaying our indebtedness. We anticipate total capital expenditures of approximately $5.5 million in 2008, of which $2.2 million was incurred in the first six months of 2008 and approximately $3.3 million is expected to be incurred during the remainder of 2008.

The principal sources of cash to fund our liquidity needs are cash provided by operating activities and cash provided by borrowings under our senior credit facility. Restrictive covenants in our debt agreements restrict our ability to pay dividends and make other distributions. Specifically, the senior credit facility restricts us from making payments of dividends or distributions, including to Panolam Holdings, subject to certain exceptions. Under certain circumstances we are permitted to pay dividends or distributions from our consolidated excess cash flow provided that, after giving effect to the dividend or distribution, we have a consolidated leverage ratio (calculated as a ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the senior credit facility) as of the last day of any fiscal quarter) not exceeding 3.75 to 1.00 under the terms of our senior credit facility. Our senior credit facility also requires us to maintain a maximum consolidated leverage ratio (5.00 to 1.00 as of the end of each quarter ending during fiscal year 2008) that decreases over time and to limit the amount of our capital expenditures in any fiscal year. As of December 31, 2007 our consolidated leverage ratio was 4.32 to 1.00 and as of June 30, 2008 our consolidated leverage ratio was 4.62 to 1.00.

The indenture governing our senior subordinated notes also restricts us from making payments of dividends or distributions, subject to certain exceptions, unless, among other things, all such payments are less than 50% of our consolidated net income for the period from October 1, 2005 to the most recently ended fiscal quarter at the time of the payment.

When cash generated from our operations is sufficient, we may apply portions of our excess cash towards the repayment of our long-term debt. In the year ended December 31, 2007 and the six months ended June 30, 2008, we prepaid long-term debt of approximately $20.0 million and $2.0 million, respectively. See Note 11 to our unaudited condensed consolidated financial statements for additional information with respect to our senior credit facility and our senior subordinated notes.

Analysis of Cash Flows and Working Capital

Cash provided by operating activities was $11.2 million in the first six months ended June 30, 2008 compared to $10.2 million in the six months ended June 30, 2007. The increase in cash flow for 2008 related primarily to a decrease of $6.3 million in the growth of non-cash components of working capital compared to the six months of 2007, all of which was partially offset by a $4.2 million decrease in net income and a net decrease in non cash expenses of $1.5 million including depreciation and amortization, amortization of debt acquisition costs, stock-based compensation expense and deferred taxes. The non-cash components of working capital increased approximately $3.0 million in the first six months of 2008 due primarily to increases of $5.2 million and $2.9 million in accounts receivable and inventories, respectively, offset in part by a decrease in other current assets of $1.9 million, an increase of $0.3 million in accounts payable and accrued liabilities and an increase of $3.4 million in income taxes payable. The non-cash components of working capital increased approximately $9.3 million in the first six months of 2007 due primarily to increases of $9.1 million and $1.1 million in accounts receivable and inventories, respectively, offset in part by a decrease in other current assets of $1.0 million, an increase of $2.5 million in accounts payable and accrued liabilities and a decrease of $2.1 million in income taxes payable. The slower growth in net working capital assets in 2008 is primarily attributable to the weaker business environment described above and improved working capital management.

Cash used in investing activities was $2.2 million for the six months ended June 30, 2008 compared to $7.4 million in the six months ended June 30, 2007. The decrease in cash used in investing activities in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is related to a decrease in capital spending of $5.2 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Cash provided by financing activities was $0.5 million for the six months ended June 30, 2008 compared to a cash outflow of $7.0 million in the six months ended June 30, 2007. During the six months ended June 30, 2008, the net cash provided by financing activities resulted primarily from a $5.0 million draw down under our revolving credit facility offset in part by $2.0 million in term debt prepayments and the settlement of the subordinated notes with the former owners of Nevamar for $2.5 million, which included approximately $0.1 million in legal and bank fees. During the six months ended June 30, 2007, the cash used by financing activities resulted primarily from $7.0 million in term debt prepayments.

We expect to fund ongoing operations through cash generated by operations and borrowings under our revolving credit facility. Our senior credit facility, which became effective in connection with the 2005 Transactions on September 30, 2005, initially consisted of a $135.0 million senior secured single draw seven-year term loan facility, and a $20.0 million senior secured five-year revolving credit facility. In March 2006, the term loan was increased to $215.0 million and the revolving credit facility was increased to $30.0 million. We prepaid $20.0 million and $24.5 million of the term loan in 2007 and 2006, respectively, and $2.0 million in the six months ended June 30, 2008. We had no revolver borrowings at December 31, 2007 and $5.0 million outstanding under the revolving credit facility at June 30, 2008. At June 30, 2008, the interest rate on the revolver borrowings was at annual rate of 5.56%. In addition, we had letters of credit issued in respect of workers’ compensation claims in an aggregate amount of $4.1 million which also reduces our availability under the revolving credit facility. Our availability under the revolving credit facility was $20.9 million at June 30, 2008.

Borrowings under our senior credit facility bear interest at our option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The interest rates on borrowings under our revolving credit facility are subject to adjustment based on our leverage. At June 30, 2008 and at December 31, 2007, the interest rate on the term loan facility was at annual rates of 5.56% and 7.59%, respectively. Our senior credit facility requires us to meet a maximum total leverage ratio, a minimum interest coverage ratio and an annual maximum capital expenditures limitation, which were 5.00, 2.00 and $8.0 million at June 30, 2008, respectively. In addition, the senior credit facility contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinated debt and engage in certain other activities customarily restricted in such agreements. As of June 30, 2008, we were in compliance with all of these covenants. The senior credit facility also contains certain customary events of default, subject to grace periods. In the event that we are not in compliance with the covenants under our senior credit facility, we would not be able to borrow funds under the facility until the non-compliance is cured or waived by the lenders and the lenders under the facility would be permitted to accelerate the payment of amounts outstanding under the facility.

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

Our ability to make scheduled payments and additional prepayments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of our operations, and assuming we remain in compliance with the covenants contained in our senior credit facility, we believe that cash flow from operations, available cash and cash equivalents, together with borrowings available under our revolving credit facility, will be adequate to meet our future liquidity needs over the next 12 months. Our assumptions with respect to future revenues and costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness or cover any shortfall in funding for any unanticipated expenses.

 In addition, our operations may not continue at their current level. Over the past year, our results of operations have been deteriorating as a result of the weakness in the general economy and financing market, and to the continued slowdown in the construction, residential housing and credit markets in particular.  If our results continue to deteriorate we could begin to test the ratios contained in our senior credit facility, in particular the required ratio of EBITDA to indebtedness. If we are unable to maintain ratios that comply with the terms of the senior credit facility, we may be unable to obtain necessary waivers or amendments or to borrow funds under the facility, which would adversely affect our liquidity and disrupt our operations. In addition, if there is a payment acceleration under our senior credit facility, then we would be in default under our senior subordinated notes. We do not have adequate liquidity to repay such indebtedness if there is a payment acceleration under such indebtedness. In addition, in the event that we determine to replace or refinance all or part of our existing indebtedness, including our senior credit facility, we may be unable to do so on favorable terms or at all.

In April 2005, we contracted to build an addition to our Morristown, Tennessee facility for an expansion of our industrial and engineered laminates line. Construction began in the third quarter 2005 and the project was substantially completed in the latter part of the fourth quarter of 2007. Total capital expenditures for this project were approximately $5.6 million in 2005, $8.6 million in 2006, $4.9 million in 2007 and $0.4 million in the six months ended June 30, 2008. Expenditures related to this project are expected to be minimal during the remainder of 2008.

Off Balance Sheet Obligations

We have no off-balance-sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Regulatory Compliance

We are subject to federal, state, local and foreign (Canadian) laws, regulations and ordinances pertaining, among other things, to the quality and the protection of the environment and human health and safety and that require us to devote substantial time and resources in an effort to maintain continued compliance. There can be no assurance that judicial or administrative proceedings seeking penalties or injunctive relief will not be brought against us for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which we are currently unaware. In addition, changes to such regulations or the enactment of new regulations in the future could require us to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital requirements, operating expenses and other costs associated with compliance. We believe we have adequately provided for costs related to our ongoing obligations with respect to known environmental liabilities. Expenditures related to environmental liabilities during the six months ended June 30, 2008 and the year ended December 31, 2007 did not have a material effect on our financial condition or cash flows. Such expenditures are related to the costs to maintain general compliance at our facilities. The majority of the costs include staffing and training expenses, permitting and emission based fees, testing and analytical fees and waste disposal fees.

Our Auburn, Maine facility is subject to a Compliance Order by Consent, or COC, dated May 5, 1993, issued by the State of Maine Department of Environmental Protection, or DEP, with regard to unauthorized discharges of hazardous substances into the environment. We, along with the previous owners, are named in the COC, and are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The nature and extent of remediation has not yet been determined. The financial obligation of the previous owners to investigate and/or remediate is unlimited except with regard to a portion of the land known as “area 2” at our Auburn, Maine facility, which is capped at $10.0 million. We have recorded a liability of $0.7 million at June 30, 2008 and December 31, 2007 for site remediation costs in excess of costs assumed by the previous owners. We could incur additional obligations in excess of the amount accrued and our recorded estimate may change over time. We expect this environmental issue to be resolved within the next five to ten years.

Legal Proceedings

During 2006, our wholly-owned subsidiary, Nevamar Company LLC was named a defendant in numerous workers compensation claims filed on behalf of current and former employees at the Hampton, South Carolina facility alleging injury in the course of employment due to alleged exposure to asbestos and unidentified chemicals. Under the ownership of Westinghouse Electric Corporation, the Hampton, South Carolina facility manufactured asbestos-based products until approximately 1975. In 2004 and 2005, Nevamar, Westinghouse and International Paper settled 10 workers’ compensation claims related to alleged asbestos exposure. Under a 2005 agreement with International Paper, Nevamar’s liability for workers compensation claims related to alleged exposure to asbestos brought by employees hired before July 1, 2002, is capped at 15% of any damages it shares with International Paper until Nevamar has paid an aggregate of $0.7 million, at which point we have no responsibility for any additional shared damages. Employees hired by Nevamar after July 1, 2002 and who file claims related to alleged exposure to asbestos are not covered by this indemnity agreement.

As of June 30, 2008, 299 workers’ compensation claims have been filed alleging injury due to exposure to asbestos and unidentified chemicals of which approximately 195 claimants are current Nevamar employees.

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

•             our ability to generate cash flows to service our substantial indebtedness and invest in the operation of our business and our ability to comply with financial covenants contained in those documents;

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

Amounts outstanding under our senior credit facility bear interest at our option at LIBOR plus an applicable margin or at an alternate base rate plus an applicable margin. These interest rates can fluctuate based on market rates. Based on the outstanding amount of our variable rate indebtedness at June 30, 2008, a 10% change in the interest rates at June 30, 2008 would have the effect of increasing or decreasing interest expense by approximately $1.0 million. Potential interest rate impact would also be affected by utilization of the revolving credit facility. At June 30, 2008, we had $20.9 million of available borrowing capacity under the revolving credit facility.

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

During the six months ended June 30, 2008, we recorded $0.1 million of income related to net foreign exchange transaction and revaluation adjustments, compared to $0.7 million of expense recorded in the same period last year. At December 31, 2007, we had approximately $17.3 million of favorable foreign currency translation adjustments and at June 30, 2008 we had approximately $13.8 million of favorable foreign currency translation adjustments included in stockholder’s equity. There can be no assurances that the Canadian foreign exchange rate will not fluctuate adversely in the future and the potential risk for translation losses is not quantifiable.

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

Credit Concentration Risk

We sell HPLs and TFMs to various distributors and OEMs; and we extend credit to our customers based on an evaluation of their financial condition. We review our trade accounts receivable balances for collectibility whenever events and circumstances indicate that the carrying amount may not be collectible and provide currently for any unrealizable amounts. As of June 30, 2008, no single customer represented more than 10% of our sales or accounts receivable.

Item 4T. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1.                                             Legal Proceedings

We are not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A.                                    Risk Factors

Risks Relating to Our Business

Prolonged economic downturns affecting the general economy, industries we target, or our customers have materially and adversely affected, and could continue to adversely affect, our business, liquidity and results of operations.

In the United States, decorative laminate sales have historically correlated closely with commercial and residential construction activity.  A significant portion of our net sales is to companies that manufacture cabinetry, store fixtures and furniture for use by the construction industry and, in particular, the residential housing market and retail industry.  Spending on new construction and renovation in both the commercial and residential markets depends, in large part, upon the overall strength of business and consumer spending, which is linked to the availability of financing for construction activity, which is further linked to the overall health of the economy and the availability of financing (including for home buyers).  Reductions in construction activity, generally, materially reduce the demand for decorative laminates and adversely affect our business.  The recent significant downturn in the construction industry has resulted in a material reduction in demand for decorative laminates which in turn has adversely affected our business.  As deterioration in the construction industry and these markets has continued, our results of operations have suffered.  We are currently experiencing, among other things, (i) lower sales volume, (ii) higher operating expenses, (iii) reduced margins and (iv) increased pricing pressure from our competitors.  We initially felt the effects of deteriorating conditions when demand for our TFM products softened.  As conditions have worsened, we are now also experiencing lower demand for our HPL products.  TFM and HPL are part of our decorative overlay segment, which historically has accounted for nearly 90% of our revenues.

We believe that the slowdown in demand for our HPL and TFM products is due primarily to weaknesses in the commercial and residential markets, respectively.  Over the past year, many residential homebuilders have reported decreases in new home orders, a trend that is exacerbated by the substantial nationwide inventory of homes on the housing market, a growing wave of residential home foreclosures and limited availability of financing for developers and home buyers alike, and we cannot predict how long these trends will continue.  In response to these wide spread and continuing adverse conditions, we may be forced to lower prices and cut costs and improve spending efficiency in an effort to mitigate deterioration in our results of operations and financial condition.  We may not be able to succeed in these efforts in the event of similar downturns in the future, which would have an adverse impact on our revenues, profitability, cash flows and financial condition.  Although to date the commercial construction sector has not experienced the same level of weakness as the residential sector, the slower economy and tighter lending conditions may cause commercial projects to be increasingly cancelled or deferred.  Decreases in overall spending for new construction or renovation in any geographic region in which we do a substantial amount of business are having and could continue to have a material adverse effect on our financial condition and results of operations.

We operate in a competitive industry and many of our competitors have greater resources than we do, which could permit them to spend more on marketing and research and development or make them less vulnerable to increases in raw material costs.

The decorative overlay industry is highly competitive.  Many of our competitors are owned by larger enterprises and have greater financial and other resources than us, which could give them a competitive advantage by allowing them to spend more money on marketing and research and development.  In addition, because of ongoing consolidation in our industry, many of our competitors have become larger, and this trend may continue in the future.  Some of our competitors have less indebtedness than we do and, therefore, more of their cash will be available for business purposes other than debt service and they may be more capable of withstanding sustained adverse market conditions.  As a result, we may be unable to compete with other companies in the market during the various stages of the business cycle and particularly during any downturns.  There is also no guarantee that our products will continue to compete successfully with the products of our competitors and, therefore, we may not be able to improve or maintain profit margins or increase sales and market share.

Competition in the decorative laminate industry has expanded in recent years, particularly with respect to TFM products due, in large part, to the acquisition by certain of our competitors of the particle board manufacturing businesses of several of our suppliers.  As a result, a number of our TFM competitors are more fully vertically integrated than we are in that they are able to produce all or a majority of their raw particle board requirements, while we are forced to purchase approximately half of our particle board requirements from a decreasing number of suppliers.  This generally provides them with lower costs for producing their competing products and makes them less vulnerable to increases in the price of raw materials.  These competitors may also be able to enjoy greater manufacturing economies of scale, greater energy self-sufficiency and/or lower operating costs than our company.

New competitors could enter our markets.  In addition, existing competitors may decide to increase their marketing efforts to our customers by broadening their product offerings or competing more aggressively on price.  For example, due to the current downturn in the home repair and remodeling and new home construction sectors of the economy, we have recently experienced increased pricing competition in the commercial customer side of our business from companies that have historically competed with us more heavily on the residential customer side of our business.  It is also possible that foreign-based competitors could seek to establish a presence in the United States market by acquisition or otherwise.  If we cannot compete successfully, our sales and operating results could be materially and adversely affected.

Our business may be affected by changes in customer preferences and discretionary spending.

A portion of our end customers include commercial customers renovating or upgrading office or interior store space and consumers refacing or replacing kitchen and bathroom countertops and cabinets.  Purchasing decisions by both commercial and residential customers are heavily influenced by budgetary considerations or the availability of financing in the credit markets.  Factors affecting such availability include interest rates, demographics, consumer confidence and economic factors generally, all of which are outside our control.  We believe that the combination of challenging conditions in the current housing and credit markets has caused and will continue to cause many customers to cancel, postpone or downsize previously planned remodeling, expansion and other projects.

Other factors that strongly affect customer purchasing decisions include product quality, price, lead-time, product line breadth, design leadership, customer service and distribution coverage.  Decorative overlay products also compete on price and performance characteristics with other surfacing products, including low-cost artificial adhesive based overlays such as vinyls, foils and low-basis weight papers and high-cost natural surfaces such as wood, stone and ceramic tile.  If we are unable to anticipate or react quickly to changes in consumer preferences in these areas, we may lose market share and our results of operations may suffer.

We also focus on developing new products to support our sales growth.  We cannot assure you that any of our new products will be successful, or that they will not erode market share currently enjoyed by our other products.  We will need to devote significant resources to developing and launching new products, and we may not achieve an acceptable return on our investment.  If we are unsuccessful in our efforts to develop new products, we could lose future sales and market share, which would have an adverse impact on our revenues, profitability and cash flows.

We have recently been adversely affected by increased costs of raw materials and purchased energy.  Further increases in these costs could continue to adversely affect us.

In the first half of 2008, raw materials comprised approximately 60% of our cost of goods sold.  Paper, raw particleboard and resin purchases accounted for nearly all of our raw material spending in 2007.  Prices for raw particleboard and chemicals required to make resins increased in 2007 as compared to 2006 due to increased utility costs and limited production capacities at certain of our suppliers.  As the cost of each of these materials increases, we must raise our prices to consumers or cut other costs in order to mitigate the impact of higher costs on our margins.  While we generally attempt to pass along increased raw material prices to our customers in the form of price increases, there may be a time delay between the increased raw material prices and our ability to increase the prices of our products, or we may be unable to increase the prices of our products due to pricing pressure or other factors.  Recently, we have been largely unable to pass through price increases across certain of our product lines for competitive reasons.

TFM and HPL decorative overlays are produced from a few basic raw materials.  TFM production uses wood substrate, papers and melamine resins, each of which constitutes approximately one-third of the required raw materials.  Papers constitute approximately 65% of the total raw materials used in HPL production.  Resins, including melamine and phenolic resin, constitute the remaining HPL raw materials.  Because resins are petroleum based, their prices are therefore tied to oil prices.  As the price of petroleum increased dramatically over the past year, the price of resins did as well, and we were unable to increase the price of our HPL decorative overlay products to protect our margins at the same rate that petroleum products increased.  Accordingly, our margins were negatively affected during 2007 and the first half of 2008.  The price and availability of our raw materials are generally subject to market conditions affecting supply and demand.  Recently, however, price and availability of certain of our raw materials, including particle board, have also been affected by consolidation amongst our suppliers, including with certain of our competitors, which has resulted in reduced availability and increased pricing pressure in the market for particle board.  We believe that all of our raw materials are available at current market prices in sufficient quantities and of adequate quality.  However, a substantial increase in raw material prices that we are unable to pass through to our customers or a substantial decrease in raw material supply or quality could continue to have a material adverse effect on our profitability and cash flow.

Energy is also one of our most significant costs, and it accounted for approximately 7% of the aggregate amount of our cost of goods sold in the first half of 2008.  Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages.  These fluctuations impact our manufacturing costs and contribute to earnings volatility.  Increased demand for these fuels (which could be driven by cold weather) or further supply constraints could drive prices higher.  The electricity rates charged to us are impacted by the increase in natural gas prices, although the degree of impact depends on each utility's mix of energy resources and the relevant regulatory situation.  Historically, we have been able to successfully manage increases in the cost of energy by increasing HPL and TFM prices to offset the increased costs and by improving efficiencies in our plants.  Due to the rapid rise in energy costs during the past year, however, we have been unable to fully pass on our increased energy costs, resulting in reduced margins on our products.  In the event that energy costs continue to increase and we continue to be unable to pass these costs through to our customers, it could continue to have a material adverse effect on our profitability and cash flow.

We do not generally have any contracts with the ultimate end users of our products or OEMs and they could cease their business relationship with us at any time without notice.

Although we have contracts with a number of key commercial end-users of our products, a significant number of our end users are retail institutions with multiple locations across the United States and Canada who purchase our products from our distributors.  We do not have purchase agreements with most of these end users.  Additionally, we sell our products to OEMs and distributors who generally do not have long-term purchase commitments with us.  Although many of our distributors have arrangements with us whereby we are their exclusive or preferred provider, they are not contractually bound to purchase our products and following the expiration of a notice period are free to switch their allegiance to another supplier.  Accordingly, we have no control over our distributors’ purchase decisions and they may switch to and from our products from time to time, and have done so in the past.  Similarly, a significant number of the end users of our products and the OEMs to whom we sell our products directly can freely engage our competitors and slow, cancel or alter expansion and remodeling projects.  Moreover, if a number of our larger end users or OEMs ceased or significantly curtailed operations, it would have a material adverse effect on our business.

We might encounter difficulties and barriers that impede our ability to manage our acquisitions throughout diverse geographical markets, which might result in disruptions to our business and additional expense.

Our long term strategy includes acquisitions, and we may undertake acquisitions with the goal of broadening our product offerings, operations and distribution base. The integration efforts required in connection with any acquisition we complete, together with our continuing efforts to increase profitability and market share by, among other things, increasing sales to existing and new distributors, are substantial and might cause disruptions in our operations. These efforts might divert management’s attention away from day-to-day operations, which could cause us to lose or to be delayed in pursuing business opportunities or activities or could impair our relationships with our current customers, distributors and employees. Also, we could incur unanticipated expenses in connection with these integration activities. Specific risks to our ongoing operations posed by acquisitions we have completed or that we might complete in the future include:

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

As an industrial manufacturer of laminates and surfacing materials, we are subject to numerous federal, state, provincial and local environmental and occupational health and safety laws and regulations.  Our operations are subject to environmental laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, workplace exposure and other matters.  Stringent environmental laws and regulations govern the handling and disposal of chemicals and substances, such as solvents and lubricants, commonly used in some of our manufacturing operations.  In addition, certain of our facilities operate, or have operated, above ground and underground storage tanks for fuels and chemical storage which are subject to a variety of environmental laws and regulations.  Failure to comply with environmental laws and regulations may result in a material liability to us in the form of administrative, civil or criminal enforcement by government agencies or other parties or third party lawsuits.  For example, our facility in Hampton, South Carolina, which we acquired in connection with the Nevamar acquisition, has been the subject of asbestos-related litigation and workers’ compensation claims.  See “Legal Proceedings” in our most recently filed Form 10-K.  Environmental laws and regulations also may require us to make material capital expenditures to maintain compliance.  See “ Business—Environmental and Health and Safety Matters” in our most recently filed Form 10-K.

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

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively impact our net income.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•    maintenance outages;

•    prolonged power failures;

•    an equipment failure;

•    disruption in the supply of raw materials, such as particle board, energy or chemicals;

•    a chemical spill or release;

•    closure because of environmental-related concerns;

•    disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels;

•    fires, floods, earthquakes, hurricanes, or other catastrophes;

•    terrorism or threats of terrorism;

•    labor difficulties; or

•    other operational problems.

Future events may cause shutdowns, which may result in downtime and/or cause damage to our facilities.  Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures.  While we maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our manufacturing facilities our ability to meet our production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and net income.

We are dependent upon our Chief Executive Officer and other key employees.

Our success depends upon the continued service of our chairman, president and chief executive officer, Robert J. Muller, and other key employees. We cannot assure you that we will retain our officers and key employees. If Mr. Muller or one or more of our other key employees were to become unavailable to us, this would have an adverse effect on our business operations and financial condition. We do not presently maintain a “key man” life insurance policy on Mr. Muller. See “ Management—Employment Arrangements, Termination of Employment Arrangements and Change of Control Arrangements” in our most recently filed Form 10-K, for a description of the employment agreement that we entered into with Mr. Muller.

Our future success depends on our continuing ability to hire and keep highly qualified technical and managerial personnel. Competition for qualified personnel in our industry with relevant experience is intense, and attracting and retaining such personnel could be difficult.

Genstar Capital and The Sterling Group control our company and their interests may conflict with yours.

Genstar Capital, The Sterling Group and their respective affiliates, or the Sponsors, can control the election of our directors, the appointment of members of management and the approval of all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets. The interests of the Sponsors could conflict with the interests of the holders of the notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsors as our ultimate controlling stockholders might conflict with the interests of the holders of the notes. The Sponsors may also have interests in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes.

We have not yet evaluated our internal controls over financial reporting with respect to compliance with Section 404 of the Sarbanes Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires us to comply with the internal control evaluation and certification requirements of the Sarbanes-Oxley Act, by no later than the end of our 2009 fiscal year.  We have begun the process of determining whether our existing control over financial reporting systems is compliant with Section 404.  This process will take a significant amount of time to complete.  If we determine that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting.  We will incur additional outside auditor fees and may experience higher than anticipated operating expenses during the implementation of these changes and thereafter.  Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404.  If we are unable to effectively and efficiently implement any necessary changes arising from our evaluation of our internal controls over financial reporting, our operations may suffer and we may be unable to obtain an unqualified report on internal controls from our independent auditors under the Sarbanes-Oxley Act.  This, in turn, could have an adverse impact on trading prices for our securities, including the notes, and adversely affect our ability to access the capital markets.

Our results may fluctuate based on exchange rates between U.S. and Canadian dollars.

We incur certain costs in Canadian dollars relating to our Canadian manufacturing subsidiary which could result in various factors, including fluctuations in currency exchange rates, that could adversely affect our results of operations.  On a consolidated basis, our TFM net sales tend to be evenly split between U.S. and Canadian customers but may shift depending on market demand.  However, a significant amount of raw material purchases made by our Canadian subsidiary are in Canadian dollars.  We also incur labor and other operating costs at our Canadian subsidiary in Canadian dollars and make sales to Canadian customers in Canadian dollars.  The net assets, net sales and cash flows from our wholly owned Canadian subsidiary are based on the U.S. dollar equivalent of such amounts measured in Canadian dollars.  As a result, our Canadian subsidiary has the potential to impact our financial position due to fluctuations in the Canadian dollar arising from the process of re-measuring the local functional currency in the U.S. dollar.  Any increase in the value of the U.S. dollar in relation to the Canadian dollar will adversely affect our revenues from our Canadian subsidiary when translated into U.S. dollars.  We currently do not enter into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk.  There can be no assurances that the foreign exchange rate with Canada will not fluctuate adversely in the future and the potential risk for translation losses is not quantifiable.

Our Canadian customers may also be affected by the impact of currency fluctuations to the extent that they purchase our products in Canadian dollars and then sell into the United States.  In such a case, an increase in the value of the Canadian dollar in relation to the U.S. dollar will adversely affect their financial results by decreasing their revenues when translated into Canadian dollars in comparison to their cost of goods, and could cause them to delay or reduce the size of their purchases of our products, which could adversely affect our results of operations.

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

We face a risk of non-compliance with certain financial covenants related to our senior credit facility, and we may need to obtain a waiver of all covenant defaults under our senior credit facility.

We believe that market conditions may continue to deteriorate, which will further affect our business and results of operations and adversely affect our liquidity.  As of the end of the quarterly period ended June 30, 2008, we were in full compliance with all financial covenants in our senior credit facility.  However, given current macroeconomic conditions in the United States and trends in the construction industry and, particularly, the residential housing market and retail industry, as well as recent increases in raw materials and purchased energy costs, we may not be able to comply with the financial covenants contained in our senior credit facility in future periods.  These covenants, among other things, require us to maintain specified financial ratios which become more restrictive over time, including a maximum leverage ratio and a minimum interest coverage ratio.  If we are not in compliance with these covenants in future periods, which may occur if our net sales and profitability continue to decrease, we would be restricted from borrowing funds under the senior credit facility and would need to seek a waiver of all covenant defaults under our senior credit facility.  We may not be able to obtain a waiver on acceptable terms, on a timely basis or at all.  In addition, any waiver may require us to have to pay a fee to our senior lenders or amend the terms of our senior credit facility which could increase our cost of credit and related expenses and adversely impact our results of operations.  If we fail to obtain a waiver of any violation, the lenders under the senior credit facility could require us to immediately repay all amounts outstanding under such facility, which would have a material adverse effect on our liquidity, business, financial condition and results of operations.  In addition, if there is a payment acceleration under our senior credit facility, then we would be in default under our senior subordinated notes.  We do not have adequate liquidity to repay such indebtedness if there is a payment acceleration under such indebtedness.

Item 6.       Exhibits –

EXHIBIT NUMBER	EXHIBIT TITLE
31.1*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed Herewith

+ Furnished Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

By:	/s/ Vincent S. Miceli
Vincent S. Miceli
Chief Financial Officer
(Authorized Signatory, Principal
Financial Officer and Principal
Accounting Officer)

Date:          August 14, 2008