Form 10-Q
period 2008-09-30
PANOLAM INDUSTRIES INTERNATIONAL INC
filed 2008-11-14
CIK 1086385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares outstanding of the registrant’s common stock as of November 10, 2008 was 200.

Panolam Industries International, Inc.

Index to Quarterly Report on

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,204	$10,744
Accounts receivable, less allowances of $7,082 at September 30, 2008 and $7,048 at December 31, 2007	24,149	19,269
Inventories	58,146	58,151
Other current assets	12,391	18,920
Total current assets	122,890	107,084

PROPERTY, PLANT AND EQUIPMENT – Net	241,358	265,045
GOODWILL	100,502	102,460
INTANGIBLE ASSETS – Net	79,212	82,921
DEBT ACQUISITION COSTS – Net	7,482	8,814
OTHER ASSETS	69	35

TOTAL	$551,513	$566,359

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,605	$11,780
Accrued liabilities	25,716	25,667
Current portion of long-term debt	23	47
Other current liabilities	319	1,313
Total current liabilities	38,663	38,807

LONG-TERM DEBT, LESS CURRENT PORTION	322,981	319,894
DEFERRED INCOME TAXES	76,038	81,229
DUE TO PANOLAM HOLDINGS CO	—	5,619
OTHER LIABILITIES	7,436	4,848
Total liabilities	445,118	450,397

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value – 200 shares authorized, 200 shares issued and outstanding	—	—
Additional paid-in capital	81,405	81,038
Accumulated earnings	15,110	17,222
Accumulated other comprehensive income	9,880	17,702
Total stockholder’s equity	106,395	115,962

TOTAL	$551,513	$566,359

See notes to unaudited condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

NET SALES	$96,392	$105,603	$296,905	$329,776

COST OF GOODS SOLD	80,022	83,336	241,046	257,491

GROSS PROFIT	16,370	22,267	55,859	72,285

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,327	12,059	37,354	39,449

INCOME FROM OPERATIONS	5,043	10,208	18,505	32,836

INTEREST EXPENSE	7,030	8,525	21,829	26,201

INTEREST INCOME	(114)	(149)	(286)	(456)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(1,873)	1,832	(3,038)	7,091

INCOME TAX (BENEFIT) EXPENSE	(634)	712	(926)	2,660

NET (LOSS) INCOME	$(1,239)	$1,120	$(2,112)	$4,431

See notes to unaudited condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,112)	$4,431
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,118	20,427
Deferred income tax (benefit) expense	(3,210)	3,813
Amortization of debt acquisition costs	1,332	1,565
Stock based compensation expense	367	361
Other	225	(148)
Changes in operating assets and liabilities:
Accounts receivable	(5,026)	(7,347)
Inventories	(408)	(3,541)
Other current assets	2,358	1,667
Accounts payable and accrued liabilities	(1,293)	6,764
Income taxes payable	5,624	(4,337)
Other	(600)	(807)
Net cash provided by operating activities	20,375	22,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,126)	(8,273)
Net cash used in investing activities	(3,126)	(8,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(2,030)	(8,021)
Borrowings under revolving credit facility	5,000	—
Settlement of amount due to Panolam Holdings Co	(2,482)	—
Net cash provided by (used in) financing activities	488	(8,021)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(277)	993
NET CHANGE IN CASH AND CASH EQUIVALENTS	17,460	7,547
CASH AND CASH EQUIVALENTS - Beginning of period	10,744	10,849
CASH AND CASH EQUIVALENTS - End of period	$28,204	$18,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$16,565	$20,080
Cash payments for income taxes, net of refunds	(3,339)	3,184

See notes to unaudited condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.   BUSINESS AND BASIS OF PRESENTATION

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

The condensed consolidated balance sheets at September 30, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 include the accounts of Panolam Industries International, Inc. and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2007 Form 10-K.

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

The Company’s principal sources of cash to fund its liquidity needs are cash provided by operating activities and cash provided by borrowings under its senior credit facility. The senior credit facility contains certain financial covenants requiring the Company to maintain a maximum total leverage and a minimum interest coverage as well as a maximum capital expenditures limitation. As of September 30, 2008, the Company was in compliance with its financial covenants. There can be no assurance that the Company will continue to maintain compliance in the event that financial conditions further deteriorate. Refer to Note 11 for a complete discussion of the senior credit facility and related covenants.

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

Financing for the acquisition consisted of the following (see note 11):

•

The Company entered into a new senior credit facility, or Credit Facility, for a total amount of $155,000 consisting of a term loan tranche of $135,000 and a revolving credit facility tranche for $20,000 for general corporate purposes. $2,500 of the revolving loan was drawn at the consummation of the acquisition to fund any cash on the balance sheet at closing.

•	The Company issued $151,000 of its 10 ¾% Senior Subordinated Notes due 2013 (the “Notes”).

•

Genstar Capital and The Sterling Group (collectively, the “Sponsors”), together with the chief executive officer and certain other members of management, contributed $80,000 in equity to Panolam Holdings, which was subsequently contributed to the capital of the Company.

At September 30, 2005, the total capitalized debt acquisition costs related to the Transaction were $11,513; $5,238 related to the issuance of the Notes and $6,275 related to the new Credit Facility.  During the period October 1 through December 31, 2005, the Company capitalized an additional $285 of financing costs, $182 related to the Notes and $103 related to the Credit Facility.  In addition, as of September 30, 2005, the Company incurred expenses related to the Transaction of $19,421.  Of that amount, $5,025 was included in selling, general and administrative expenses as compensation expense, $1,500 of early payment penalty fees on the previous credit facility and the write-off of capitalized financing costs of $6,211 were included in interest expense and the remaining $6,685 was included on the statement of operations as Transaction expenses.  During the period October 1, 2005 through December 31, 2005, the Company incurred an additional $263 of Transaction expenses. The capitalized portions related to the financing are being amortized over the life of the Notes or Credit Facility, as appropriate.

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

The goodwill resulting from the Transaction was $99,078. See note 8 for a description of the Company’s intangible assets.  The fair value of the purchase price has been allocated as of September 30, 2005 as follows:

Current assets	$76,560
Property, plant and equipment	217,402
Goodwill	99,078
Intangible assets	93,163
Other assets	304

Total assets acquired	486,507

Total current liabilities	34,457
Other liabilities	4,974
Long term debt	283,693
Deferred income taxes	83,383

Total liabilities assumed	406,507

Net assets acquired	$80,000

3.   THE ACQUISITION OF NEVAMAR

On March 1, 2006, Panolam Industries International, Inc. acquired all of the outstanding equity securities of Nevamar Holdco, LLC, the parent of Nevamar Company, LLC (“Nevamar”) a leading manufacturer of decorative surface products. Nevamar is included in the results of the Company beginning on March 1, 2006.  Nevamar designs and sells decorative laminates and other surfacing materials used in the commercial and residential furniture, fixtures and cabinet markets, as well as the graphic arts industry.  The total consideration paid for Nevamar was $80,000, consisting of $75,000 in cash and the issuance by Panolam to the sellers of $5,000 of junior subordinated notes. At the time of closing, $1,000 of the purchase price was put into an escrow account, which was ultimately returned to the Company in the form of a working capital adjustment pursuant to the acquisition agreement. In addition, the Company incurred $3,863 in closing costs related to the Nevamar acquisition. At closing, the Company issued junior subordinated notes to the sellers against which it could offset certain amounts that would be owed to it in the event the Company asserted a claim for indemnification under the acquisition agreement.  At December 31, 2007, the Company had offset approximately $138 in claims against the junior subordinated notes. In January 2008, the Company settled the junior subordinated notes with the sellers for $2,377 and as part of the settlement agreement, the Company will no longer be indemnified by the sellers for certain claims. As a result of the settlement, the intercompany payable to the Company’s parent, Panolam Holdings Co., was no longer outstanding as of September 30, 2008 and the Company recorded liabilities in accrued liabilities and other liabilities in anticipation of such claims. In addition, the Company incurred $105 in legal and bank fees related to this settlement. In connection with the Nevamar acquisition, the Company expanded its existing credit facility and drew down an additional $80,000 of long-term debt.  Debt acquisition costs related to the $80,000 drawdown totaled $2,764. See note 9 for a discussion of the amortization of the Company’s debt acquisition costs.

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

As of March 1, 2006, the net assets acquired were as follows:

Current assets	$52,280
Property and equipment	53,931
Other intangible assets	9,164

Total assets acquired	115,375

Current liabilities	27,954
Other liabilities	4,558

Total liabilities assumed	32,512

Net assets acquired	$82,863

4.   NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of this statement, the Company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This statement is not likely to impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (ARB) No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. It is not expected to have a material impact on the Company’s  consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which becomes effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company adopted this statement in 2008 and elected not to adopt the fair value option for any of its eligible financial instruments and other items.

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

5.   INVENTORIES

      Inventories consist of:

	September 30,	December 31,
	2008	2007
Raw materials	$22,507	$25,029
Work in process	7,430	5,877
Finished goods	28,209	27,245
	$58,146	$58,151

6.   OTHER CURRENT ASSETS

      Other current assets consist of:

	September 30,	December 31,
	2008	2007
Deferred income taxes – current (see note 13)	$2,952	$3,206
Prepaid taxes	1,945	5,176
Prepaid insurance	426	2,887
Other current assets	7,068	7,651
	$12,391	$18,920

7.   PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment, net consists of:

	September 30,	December 31,
	2008	2007
Land	$5,026	$5,096
Buildings and improvements	65,232	66,766
Machinery and equipment	240,911	242,269
Construction in process	2,317	3,855
	313,486	317,986
Accumulated depreciation	(72,128)	(52,941)
	$241,358	$265,045

Depreciation expense was $7,122 and $20,061 for the three and nine months ended September 30, 2008, respectively, versus $6,100 and $17,290 for the comparable prior year periods. Depreciation expense related to the Company’s manufacturing processes and administrative functions is included in the consolidated statement of operations in cost of goods sold and selling, general and administrative expenses, respectively. Capitalized interest expense was zero for both the three and nine months ended September 30, 2008, respectively, versus $24 and $334 for the comparable prior year periods. Capital leases of $39 and $69 at September 30, 2008 and December 31, 2007, respectively, are included in machinery and equipment.

8.   GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill for the Company was $100,502 at September 30, 2008 and $102,460 at December 31, 2007. The decrease in goodwill is attributable to the fluctuation in foreign currency translation rates as it relates to goodwill that is recorded by the Company’s Canadian subsidiary. At September 30, 2008, $97,583 of the Company’s total consolidated goodwill balance of $100,502 related to the decorative laminate segment and the remainder of $2,919 related to the other segment. See Note 18 for a discussion of the Company’s two reportable segments.

The Company’s goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually and more frequently when a triggering event occurs. During 2008, the Company’s business has been adversely impacted by weakness in the U.S. economy and the sharp slowdown in residential and commercial construction, particularly the residential housing and credit markets which under SFAS No. 142,”Goodwill and Other Intangible Assets”, could be an indicator or triggering event that a reduction in the fair value of the Company has occurred. As a result, management performed an interim goodwill impairment test which included a discounted cash flow analysis using updated projections of future estimated operating results. Based on the results, management of the Company concluded that since the fair value of the Company’s reporting units exceed their carrying value at September 30, 2008 that goodwill and intangible assets with indefinite lives are not impaired at September 30, 2008. The Company will perform its annual review of goodwill and intangible assets with indefinite lives during the fourth quarter of 2008.  If the factors which have adversely impacted the Company through the first nine months of 2008 continue to further deteriorate during the remainder of 2008 it may result in an impairment of the Company’s goodwill and intangible assets with indefinite lives.

Intangible assets, net include the following:

	September 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Patents and trademarks	$9,134	$2,525	3, 12, 14	$9,134	$1,853	3, 12, 14
Key customer lists	43,574	8,545	15	43,574	6,365	15
Other	1,563	1,361	3, 10	1,602	1,195	3, 10
Trademarks and tradenames with indefinite useful lives	37,372	—	—	38,024	—	—
	$91,643	$12,431		$92,334	$9,413

Amortization expense was $1,019 and $3,057 for the three and nine months ended September 30, 2008, respectively, and $1,050 and $3,137 for the comparable prior year periods.  Expected amortization expense for the remainder of 2008 through 2012 is as follows:

2008	$956
2009	3,688
2010	3,660
2011	3,660
2012	3,660

9.   DEBT ACQUISITION COSTS

At September 30, 2008 and December 31, 2007, the debt acquisition costs and accumulated amortization was as follows:

	September 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Debt acquisition costs	$14,967	$7,485	7	$14,967	$6,153	7

Amortization of debt acquisition costs was $425 and $1,332 for the three and nine months ended September 30, 2008, respectively, versus $460 and $1,565 for the comparable prior year periods. The amortization of debt acquisition costs is included in interest expense.  During 2007, the Company incurred $405 of additional debt acquisition costs associated with the registration of the Notes with the Securities and Exchange Commission.

10.   ACCRUED LIABILITIES

      Accrued liabilities consist of:

	September 30,	December 31,
	2008	2007
Salaries, wages and employee benefits	$7,657	$9,383
Insurance	—	2,336
Customer rebates	2,240	2,383
Freight	1,255	1,590
Interest	8,116	4,297
Other	6,448	5,678
	$25,716	$25,667

11.   DEBT AND CAPITAL LEASE OBLIGATIONS

      Long-term debt consists of:

	September 30,	December 31,
	2008	2007
Senior Subordinated Notes, due 2013, face amount $151,000 less discount of $621 at September 30, 2008 and $714 at December 31, 2007, bearing interest at 10¾%	$150,379	$150,286
Senior Secured Term Loan, maturing 2012, bearing interest at September 30, 2008 of 6.51% and 7.59% at December 31, 2007	167,586	169,586
Revolver borrowings, bearing interest at September 30, 2008 of 5.50%	5,000	—
Capitalized lease obligations and other	39	69
	323,004	319,941
Current portion	(23)	(47)
	$322,981	$319,894

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

Senior Secured Term Loan and Revolving Credit Facility—As part of the Transaction (see note 2), the Company entered into the Senior Secured Term Loan and Revolving Credit Facility (the “Credit Facility”) which originally provided for an aggregate committed amount of up to $155,000 consisting of two tranches; a $135,000 term loan and a $20,000 revolving loan.  In March 2006, the term loan was increased to $215,000 and the revolving credit facility was increased to $30,000. The term and revolver borrowings may be designated as base rate or Eurodollar rate borrowings, as defined, plus an applicable interest margin.  The applicable interest margin on the revolver is reset quarterly based upon certain ratios set forth in the credit agreement.  The Company had $5,000 in revolver borrowings at September 30, 2008 and no revolver borrowings at December 31, 2007. As of September 30, 2008 and December 31, 2007, the Company had letters of credit issued in respect of worker’s compensation claims in an aggregate amount of $4,072 outstanding under the Credit Facility. Subsequent to September 30, 2008, the Company borrowed the remaining $20,928 that was available under the revolving credit facility given the uncertainty in both the economy and credit markets and the importance of having as much liquidity as possible to respond to further downturns in the Company’s business. The term loan portion is for 7 years and the revolving loan portion is for 5 years. At September 30, 2008, the interest rate on the revolver borrowings was at an annual rate of

5.50%. The Company capitalized $6,378 of financing fees that will be amortized over the life of the loans.  Panolam Holdings II Co. and all of the Company’s subsidiaries, except the Company’s Canadian subsidiary, guarantee the debt. Substantially all assets are pledged as collateral for the credit facility.

The original quarterly repayment amount of the term loan facility was $338 with the balance due at September 30, 2012. Subsequent to the amendment of the Credit Facility, the repayment of the principal amount of the amended term loan facility was scheduled to be paid in quarterly installments of $538 beginning March 31, 2006 with the balance of the principal due on September 30, 2012. During the years ended December 31, 2007 and 2006, the Company prepaid $20,000 and $24,539 of its term loan balance, respectively, and during the nine months ended September 30, 2008, the Company prepaid an additional $2,000 of its term loan balance. As a result of the prepayments, the Company is no longer required to make any repayment of future principal installments until September 30, 2012, the loan maturity date. The interest rate on the term loan facility was 6.51% at September 30, 2008.

The Credit Facility covenants limit, among other things, the Company’s ability to incur debt, pay dividends, change its capital structure, make guarantees, assume liens, and dispose of assets.  These covenants include requirements for the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio as well as an annual maximum capital expenditures limitation, which were 5.00, 2.00 and $8,000 at September 30, 2008, respectively. As of September 30, 2008, the Company was in compliance with its financial covenants. The senior credit facility also contains certain customary events of default, which in some instances are subject to grace periods. In the event that the Company is not in compliance with the covenants under its senior credit facility, the Company would not be able to borrow funds under the facility until the non-compliance is cured or waived by the lenders and the lenders under the facility would be permitted to accelerate the payment of amounts outstanding under the facility.

The indenture governing the Company’s senior subordinated notes also contains a number of covenants that restrict the Company’s ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock, pay dividends or make other equity distributions, repurchase or redeem capital stock, make investments or other restricted payments, sell assets, engage in transactions with affiliates, create liens or consolidate or merge with or into other companies, and the ability of the Company’s restricted subsidiaries to make dividends or distributions to the Company. Future principal debt payments are expected to be paid with cash flow generated by operations.

The Company’s ability to make scheduled payments and additional prepayments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a great extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, its operations may continue to deteriorate. Over the past year, the Company’s results of operations have been deteriorating as a result of the weakness in the general economy and financing market, and the continued slowdown in the construction, residential housing and credit markets in particular.  If the Company’s results continue to deteriorate it will not be in compliance with the ratios contained in its senior credit facility, in particular the required ratios of EBITDA to indebtedness and EBITDA to consolidated interest expense. If the Company does not maintain ratios that comply with the terms of the senior credit facility, it may be unable to obtain necessary waivers or amendments or to borrow funds under the facility, which would adversely affect its liquidity and disrupt its operations. In addition, if there is a payment acceleration under the Company’s senior credit facility, then it would be in default under its senior subordinated notes. If there is a payment acceleration under such indebtedness, the Company would not have adequate funds to repay the indebtedness of $323,004 at September 30, 2008 and it would be unable to continue to operate its business and meet its obligations in the ordinary course of business without access to a significant amount of funds. In addition, in the event that the Company determines or is forced to attempt to replace or refinance all or part of its existing indebtedness, including its senior credit facility, the Company may be unable to do so on favorable terms or at all, particularly in the current environment.

The Company obtained a Third Amendment to the Credit Agreement and limited waiver dated March 30, 2007 that allowed the Company to file its 2006 audited financial statements with the administrative agent under the Credit Facility for the Lenders by June 30, 2007. The Company supplied the administrative agent with the 2006 audited financial statements on June 11, 2007.

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

At September 30, 2008, future debt principal payments are scheduled as follows:

2008	$—
2009	—
2010	5,000
2011	—
2012	167,586
Thereafter	150,379
$322,965

At September 30, 2008, future capital lease payments, including an immaterial amount of interest, are as follows:

2008	$23
2009	16
$39

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

The following is a summary, based on the most recent actuarial valuations that were prepared as of December 31, 2007, of the Company’s net cost for pension benefits and other benefits for the three months ended September 30, 2008 and 2007:

	Pension Plans		Other Post-Retirement Benefits
	Three months ended September 30,
	2008	2007	2008	2007
Service cost	$75	$92	$9	$13
Interest cost	175	207	23	27
Expected return on plan assets	(216)	(225)	—	—
Amortization and foreign currency translation	17	38	—	—
Net periodic benefit cost	$51	$112	$32	$40

The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the nine months ended September 30, 2008 and 2007:

	Pension Plans		Other Post-Retirement Benefits
	Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$231	$219	$28	$31
Interest cost	538	524	71	62
Expected return on plan assets	(664)	(563)	—	—
Amortization and foreign currency translation	52	113	—	—
Net periodic benefit cost	$157	$293	$99	$93

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

Defined Contribution Plans—The Company also sponsors defined contribution plans that are available to substantially all employees.  The Company contributes cash amounts, based upon a percentage of employee contributions, ranging from 1% to 4% of the employees’ pay.  The amount expensed for the Company match was $309 and $960 for the three and nine months ended September 30, 2008, respectively, versus $368 and $1,107 for the comparable prior year periods.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and provides guidance on classification and disclosure requirements for tax contingencies.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return.  The Company adopted FASB Interpretation No. 48 on January 1, 2007 and did not recognize a change in its liability for unrecognized tax benefits as a result of implementing FIN 48. The total amount of unrecognized tax benefits including interest at September 30, 2008 was approximately $3,000 and there was no significant change from what was recorded at December 31, 2007.

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

The provision (benefit) for income taxes for the first nine months of 2008 and 2007 was at an effective tax rate of approximately 30.5% and 37.5%, respectively. The decrease in the effective tax rate for the first nine months of 2008 as compared to the rate for the first nine months of 2007 was primarily attributable to the overall income tax benefit for the nine months of 2008 being reduced by the state income tax provision calculated on a separate company basis. The overall income tax benefit for the nine months of 2008 also included a reduction of the Canadian income tax rate.

The Company includes accrued interest related to unrecognized tax benefits and statutory income tax penalties in its provision (benefit) for income taxes. The total amount of accrued interest reflected in the Company’s condensed consolidated balance sheet as of September 30, 2008 was approximately $771.

14.  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income	$(1,239)	$1,120	$(2,112)	$4,431
Foreign currency translation adjustment	(4,336)	7,271	(7,822)	16,694
	$(5,575)	$8,391	$(9,934)	$21,125

15.   RELATED PARTY TRANSACTIONS

The Company pays an annual management fee of $1,500 and reimbursement of out of pocket expenses to Genstar Capital LLC and The Sterling Group. During the first nine months ended September 30, 2008, $1,125 was paid and $375 was accrued for management fees at September 30, 2008. During the first nine months ended September 30, 2007, $1,125 was paid and $188 was accrued for management fees at September 30, 2007.

At December 31, 2007, the Company had an intercompany payable to its ultimate parent company, Panolam Holdings Co. of $5,619, which represented principal and interest related to the junior subordinated notes that were issued by Panolam Holdings to the sellers of Nevamar. In January 2008, the Company settled the subordinated notes with the sellers for $2,377 and as part of the settlement agreement, the Company will no longer be indemnified by the sellers for certain claims. As a result of the settlement, the intercompany payable to the Company’s parent, Panolam Holdings Co., was no longer outstanding as of September 30, 2008 and the Company recorded liabilities in accrued liabilities and other liabilities in anticipation of such claims. In addition, the Company incurred $105 in legal and bank fees during the nine months ended September 30, 2008 related to this settlement.

16.   STOCK OPTIONS

On September 30, 2005, the Company instituted the Panolam Holdings Co. 2005 Equity Incentive Plan (“Plan”). The compensation committee of the Board of Directors administers this Plan, and at least two non-employee directors must be on the committee. The purpose of the Plan is to attract, retain and motivate the Company’s executives and its management employees. The Committee is authorized to approve the grant of any one or combination of stock options, stock appreciation rights, restricted stock, stock units and cash. On September 30, 2005, the Company granted stock options to an executive officer and management personnel to purchase 15,556 shares of the Company’s common stock, exercisable at a price of $500 per share. Through September 30, 2008, 3,111 of these stock options have been forfeited. Options granted under the Plan vest ratably over 5 years. The Company’s policy is to issue shares to satisfy stock option exercises.

On October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (as amended), using fair-value based measurement of accounting. Upon adoption, the Company selected the modified prospective method. As a result of adopting SFAS No. 123(R), the Company recognized compensation expense of $367 for the first nine months ended September 30, 2008 and $361 for the first nine months ended September 30, 2007. Compensation expense is included in selling, general and administrative expenses in the statements of operations. The tax benefit related to this expense was $137 and $134, respectively, for the first nine months ended September 30, 2008 and 2007. As of September 30, 2008 and December 31, 2007, there was $1,087 and $1,451, respectively, of unrecognized compensation expense relating to outstanding options. The amount at September 30, 2008 will be amortized over the remaining vesting period associated with each grant, and the weighted average expected amortization period is approximately 2.1 years.

Stock option activity and the related changes that occurred during the nine months ended September 30, 2008 is summarized as follows:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2007	13,945	$513	5,128	$500
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Vested	N/A	—	2,789	513
Outstanding, September 30, 2008	13,945	$513	7,917	$505

The Company uses the Black-Scholes Merton option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate.  In determining the fair value of its share-based awards, the Company has assumed no forfeitures and as a result expects the awards to vest ratably over the five year vesting period.  Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The Company did not grant any stock options during the first nine months of 2008. At September 30, 2008, the Company’s outstanding stock options and the outstanding stock options that are exercisable had weighted average remaining contractual terms of approximately 7.0 years.

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

17.   COMMITMENTS AND CONTINGENCIES

The Company is party to litigation matters involving ordinary and routine claims incidental to the business.  The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters.  However, the Company believes, based on its examination of such matters, that the ultimate costs with respect to such matters, if any, will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

Environmental—The Company’s Auburn, Maine, facility is subject to a Compliance Order by Consent (“COC”) dated May 5, 1993, issued by the State of Maine Department of Environmental Protection (“DEP”) with regard to unauthorized discharges of hazardous substances into the environment.  The Company and the previous owners, named in the COC, are required to investigate and, as necessary, remediate the environmental contamination at the site.  Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC.  The previous owners have completed and submitted to the State for its review a risk assessment.  The financial obligation of the previous owners to investigate and or remediate is unlimited except with regard to a portion of the land at the Company’s Auburn, Maine, facility, which is capped at $10,000.  The Company has recorded a liability of $711 and $717 at September 30, 2008 and December 31, 2007, respectively, for site remediation costs in excess of costs assumed by the previous owners.  The Company could incur additional obligations in excess of the amount accrued and the Company’s recorded estimate may change over time. The Company expects this environmental issue to be resolved within the next five to ten years.

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

As of September 30, 2008, 299 workers’ compensation claims have been filed alleging injury due to exposure to asbestos and unidentified chemicals of which approximately 195 claimants are current Nevamar employees. Approximately 8 of the 299 claimants were hired by Nevamar after July 1, 2002. The Company believes these claims are occupational disease claims and such claims are non-compensable under current South Carolina law until a claimant can demonstrate a wage-loss disability. We believe that the 195 claimants who are current employees cannot demonstrate a wage-loss disability and therefore these claims should be dismissed. The Company has received very limited information from claimants regarding these claims and is unable to estimate at this time the amount or range of potential loss, if any, which may result if the outcome of any of the cases described above were unfavorable and the amount of indemnification available were inadequate to cover such losses.

The Company’s operations and properties are subject to extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, as well as laws relating to worker health and workplace safety.  Management is not aware of any exposures, other than those mentioned above, which would require an accrual.

18.   SEGMENT INFORMATION

The Company has two reportable segments, decorative laminates and other.  Decorative laminates manufactures and distributes decorative laminates, specifically TFM and HPL, for use in a wide variety of residential and commercial indoor surfacing applications.  This segment accounted for approximately 87% of the Company’s total revenue for the first nine months ended September 30, 2008 and approximately 88% for the first nine months ended September 30, 2007. The Company’s other segment includes the production and marketing of a variety of specialty resins for industrial uses, custom treated and chemically prepared decorative overlay papers and a variety of other industrial laminates including the Company’s fiber reinforced plastic product known as FRP. This segment net of the corporate/eliminations accounted for approximately 13% of the Company’s total revenue for the first nine months ended September 30, 2008 and approximately 12% for the first nine months ended September 30, 2007. The amount of net sales reflected in the corporate/eliminations column in the tables below primarily represents the elimination of the intercompany sales of the other segment to the decorative laminate segment. The other amounts reflected in this column related to expenses, capital expenditures and total assets associated with the Company’s corporate office.

The Company had previously presented the elimination of intracompany sales transactions between its operations comprising the Decorative Laminates segment as eliminations of net sales included in the column labeled Corporate/Eliminations for the three and nine months ended September 30, 2007. The accompanying net sales by segment for the three and nine months ended September 30, 2007 have been adjusted to include the elimination of these intracompany sales within the Decorative Laminates columns. This adjustment had no impact on the consolidated net sales included in this segment footnote for the three and nine months ended September 30, 2007.

The Company uses the following key information, among other data, in evaluating the performance of each segment:

	As of September 30, 2008 and for the Three Months Ended September 30, 2008
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$83,448	$14,234	$(1,290)	$96,392
Gross profit	15,006	1,364	—	16,370
Income (loss) from operations	9,447	770	(5,174)	5,043
Depreciation and amortization expense	6,404	973	764	8,141
Capital expenditures	602	58	276	936
Total assets	372,985	54,689	123,839	551,513

	Three Months Ended September 30, 2007
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$92,644	$14,394	$(1,435)	$105,603
Gross profit	21,680	587	—	22,267
Income (loss) from operations	15,376	443	(5,611)	10,208
Depreciation and amortization expense	5,608	813	729	7,150
Capital expenditures	334	578	—	912

	As of September 30, 2008 and for the Nine Months Ended September 30, 2008
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$257,307	$44,270	$(4,672)	$296,905
Gross profit	51,384	4,475	—	55,859
Income (loss) from operations	34,714	2,924	(19,133)	18,505
Depreciation and amortization expense	18,079	2,700	2,339	23,118
Capital expenditures	2,029	661	436	3,126
Total assets	372,985	54,689	123,839	551,513

	Nine Months Ended September 30, 2007
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$290,512	$44,155	$(4,891)	$329,776
Gross profit	66,911	5,374	—	72,285
Income (loss) from operations	47,504	3,916	(18,584)	32,836
Depreciation and amortization expense	16,478	1,787	2,162	20,427
Capital expenditures	3,135	5,001	137	8,273

Net sales by geographic area for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
United States	$78,331	$88,605	$242,571	$277,340
Canada	16,828	15,785	50,474	48,492
Other	1,233	1,213	3,860	3,944
	$96,392	$105,603	$296,905	$329,776

No single customer accounted for more than 10% of the Company’s consolidated net sales for any of the above periods.

Long-lived assets by geographic area were as follows:

	September 30, 2008	December 31, 2007
United States	$312,374	$328,484
Canada	116,249	130,791
	$428,623	$459,275

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

      The Company had previously presented intercompany payables and receivables transactions between the parent company and its guarantor and non-guarantor subsidiaries as operating activities within the statement of cash flows for the nine months ended September 30, 2007. These transactions should have been presented in investing and financing activities. The accompanying condensed consolidating financial statements for the nine months ended September 30, 2007 have been corrected to properly present these cash flow activities in the respective columns. As any changes in the classification between operating, investing, and financing are eliminated in consolidation, there is no impact on the consolidated statement of cash flows for the nine months ended September 30, 2007. The income tax expense (benefit) that is reflected in the Parent Company column on the consolidating condensed statements of operations for the periods presented also includes the income tax expense (benefit) that pertains to the Subsidiary Guarantors.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets September 30, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$22,849	$(1,335)	$6,690	$—		$28,204
Accounts receivable, net	1,112	20,312	2,725	—		24,149
Inventories	—	51,894	6,252	—		58,146
Other current assets	5,026	4,331	3,034	—		12,391
Total current assets	28,987	75,202	18,701	—		122,890
Property, plant and equipment, net	2,254	158,778	80,326	—		241,358
Goodwill	12,060	61,494	26,948	—		100,502
Intangible assets, net	37,113	33,124	8,975	—		79,212
Debt acquisition costs, net	7,482	—	—	—		7,482
Other assets	59	10	—	—		69
Intercompany receivables	—	202,083	20,878	(222,961)		—
Investment in subsidiaries	638,698	—	—	(638,698	)(a)	—
Total	$726,653	$530,691	$155,828	$(861,659)		$551,513
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$998	$8,969	$2,638	$—		$12,605
Accrued liabilities	15,268	8,746	1,702	—		25,716
Current portion of long-term debt	12	11	—	—		23
Other current liabilities	—	—	319	—		319
Total current liabilities	16,278	17,726	4,659	—		38,663
Long-term debt, less current portion	322,965	16	—	—		322,981
Deferred income taxes	58,054	—	17,984	—		76,038
Other liabilities	—	1,688	5,748	—		7,436
Intercompany payables	222,961	—	—	(222,961)		—
Total liabilities	620,258	19,430	28,391	(222,961)		445,118
Total stockholder’s equity	106,395	511,261	127,437	(638,698	)(a)	106,395
Total	$726,653	$530,691	$155,828	$(861,659)		$551,513

(a) Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets December 31, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$9,202	$(2,553)	$4,095	$—		$10,744
Accounts receivable, net	1,445	15,664	2,160	—		19,269
Inventories	—	52,056	6,095	—		58,151
Other current assets	12,217	4,262	2,441	—		18,920
Total current assets	22,864	69,429	14,791	—		107,084
Property, plant and equipment, net	1,561	171,251	92,233	—		265,045
Goodwill	12,060	61,494	28,906	—		102,460
Intangible assets, net	39,067	34,202	9,652	—		82,921
Debt acquisition costs, net	8,814	—	—	—		8,814
Other assets	35	—	—	—		35
Intercompany receivables	—	155,385	20,993	(176,378)		—
Investment in subsidiaries	607,811	—	—	(607,811	)(a)	—
Total	$692,212	$491,761	$166,575	$(784,189)		$566,359
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$230	$7,763	$3,787	$—		$11,780
Accrued liabilities	13,979	9,987	1,701	—		25,667
Current portion of long-term debt	30	17	—	—		47
Other current liabilities	—	—	1,313	—		1,313
Total current liabilities	14,239	17,767	6,801	—		38,807
Long-term debt, less current portion	319,872	22	—	—		319,894
Deferred income taxes	60,142	—	21,087	—		81,229
Due to Panolam Holdings Co.	5,619	—	—	—		5,619
Other liabilities	—	1,476	3,372	—		4,848
Intercompany payables	176,378	—	—	(176,378)		—
Total liabilities	576,250	19,265	31,260	(176,378)		450,397
Total stockholder’s equity	115,962	472,496	135,315	(607,811	)(a)	115,962
Total	$692,212	$491,761	$166,575	$(784,189)		$566,359

(a) Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$79,222	$17,599	$(429)	$96,392
Cost of goods sold	—	62,910	17,541	(429)	80,022
Gross profit	—	16,312	58	—	16,370
Selling, general and administrative expenses	5,387	5,553	387	—	11,327
Income (loss) from operations	(5,387)	10,759	(329)	—	5,043
Interest expense	7,030	—	—	—	7,030
Interest income	(100)	—	(14)	—	(114)
(Loss) income before income tax (benefit) and equity in net income of subsidiaries	(12,317)	10,759	(315)	—	(1,873)
Income tax benefit	(99)	—	(535)	—	(634)
(Loss) income before equity in net income of subsidiaries	(12,218)	10,759	220	—	(1,239)
Equity in net income of subsidiaries	10,979	—	—	(10,979)	—
Net (loss) income	$(1,239)	$10,759	$220	$(10,979)	$(1,239)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$87,374	$20,903	$(2,674)	$105,603
Cost of goods sold	—	66,834	19,176	(2,674)	83,336
Gross profit	—	20,540	1,727	—	22,267
Selling, general and administrative expenses	4,851	6,125	1,083	—	12,059
Income (loss) from operations	(4,851)	14,415	644	—	10,208
Interest expense	8,524	1	—	—	8,525
Interest income	(116)	—	(33)	—	(149)
Income (loss) before income tax expense (benefit) and equity in net income of subsidiaries	(13,259)	14,414	677	—	1,832
Income tax expense (benefit)	3,223	—	(2,511)	—	712
Income (loss) before equity in net income of subsidiaries	(16,482)	14,414	3,188	—	1,120
Equity in net income of subsidiaries	17,602	—	—	(17,602)	—
Net income (loss)	$1,120	$14,414	$3,188	$(17,602)	$1,120

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$238,098	$60,270	$(1,463)	$296,905
Cost of goods sold	—	183,305	59,204	(1,463)	241,046
Gross profit	—	54,793	1,066	—	55,859
Selling, general and administrative expenses	19,024	16,026	2,304	—	37,354
Income (loss) from operations	(19,024)	38,767	(1,238)	—	18,505
Interest expense	21,828	1	—	—	21,829
Interest income	(247)	—	(39)	—	(286)
(Loss) income before income tax expense (benefit) and equity in net income (loss) of subsidiaries	(40,605)	38,766	(1,199)	—	(3,038)
Income tax expense (benefit)	218	—	(1,144)	—	(926)
(Loss) income before equity in net income (loss) of subsidiaries	(40,823)	38,766	(55)	—	(2,112)
Equity in net income (loss) of subsidiaries	38,711	—	—	(38,711)	—
Net (loss) income	$(2,112)	$38,766	$(55)	$(38,711)	$(2,112)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$273,844	$64,301	$(8,369)	$329,776
Cost of goods sold	—	207,478	58,382	(8,369)	257,491
Gross profit	—	66,366	5,919	—	72,285
Selling, general and administrative expenses	17,094	19,434	2,921	—	39,449
Income (loss) from operations	(17,094)	46,932	2,998	—	32,836
Interest expense	26,198	3	—	—	26,201
Interest income	(329)	—	(127)	—	(456)
Income (loss) before income tax expense (benefit) and equity in net income of subsidiaries	(42,963)	46,929	3,125	—	7,091
Income tax expense (benefit)	5,642	—	(2,982)	—	2,660
Income (loss) before equity in net income of subsidiaries	(48,605)	46,929	6,107	—	4,431
Equity in net income of subsidiaries	53,036	—	—	(53,036)	—
Net income (loss)	$4,431	$46,929	$6,107	$(53,036)	$4,431

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(2,112)	$38,766	$(55)	$(38,711)	$(2,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,230	14,798	6,090		23,118
Deferred income tax benefit	(1,818)	—	(1,392)		(3,210)
Amortization of debt acquisition costs	1,332	—	—		1,332
Stock based compensation expense	367	—	—		367
Equity in net income of subsidiaries	(38,711)	—	—	38,711	—
Other	(740)	881	84		225
Changes in operating assets and liabilities:
Accounts receivable	333	(4,648)	(711)		(5,026)
Inventories	—	162	(570)		(408)
Other current assets	2,387	(69)	40		2,358
Accounts payable and accrued liabilities	182	(606)	(869)		(1,293)
Income taxes payable	4,534	—	1,090		5,624
Other	—	(220)	(380)		(600)
Net cash provided by (used in) operating activities	(32,016)	49,064	3,327	—	20,375
Cash flows from investing activities:
Intercompany receivable/payable, net	45,599	—	—	(45,599)	—
Purchases of property, plant and equipment	(436)	(2,286)	(404)		(3,126)
Net cash (used in) provided by investing activities	45,163	(2,286)	(404)	(45,599)	(3,126)
Cash flows from financing activities:
Repayment of long-term debt	(2,018)	(12)	—		(2,030)
Borrowings under revolving credit facility	5,000	—	—		5,000
Settlement of amount due to Panolam Holdings Co	(2,482)	—	—		(2,482)
Intercompany receivable/payable, net	—	(45,548)	(51)	45,599	—
Net cash provided by (used in) financing activities	500	(45,560)	(51)	45,599	488
Effect of exchange rate changes on cash	—	—	(277)	—	(277)
Net change in cash and cash equivalents	13,647	1,218	2,595	—	17,460
Cash and cash equivalents—beginning of period	9,202	(2,553)	4,095	—	10,744
Cash and cash equivalents—end of period	$22,849	$(1,335)	$6,690	$—	$28,204

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income	$4,431	$46,929	$6,107	$(53,036)	$4,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,163	12,587	5,677		20,427
Deferred income tax benefit	7,356	—	(3,543)		3,813
Amortization of debt acquisition costs	1,565	—	—		1,565
Stock based compensation expense	361	—	—		361
Equity in net income of subsidiaries	(53,036)	—	—	53,036	—
Other	(263)	(73)	188		(148)
Changes in operating assets and liabilities:
Accounts receivable	(897)	(5,045)	(1,405)		(7,347)
Inventories	—	(3,045)	(496)		(3,541)
Other current assets	2,210	(803)	260		1,667
Accounts payable and accrued liabilities	1,315	3,617	1,832		6,764
Income taxes payable	(5,229)	411	481		(4,337)
Other	—	(303)	(504)		(807)
Net cash provided by (used in) operating activities	(40,024)	54,275	8,597	—	22,848
Cash flows from investing activities:
Intercompany receivable/payable, net	57,519	—	—	(57,519)	—
Purchases of property, plant and equipment	(137)	(7,593)	(543)		(8,273)
Net cash (used in) provided by investing activities	57,382	(7,593)	(543)	(57,519)	(8,273)
Cash flows from financing activities:
Repayment of long-term debt	(8,000)	(21)	—		(8,021)
Intercompany receivable/payable, net	—	(44,584)	(12,935)	57,519	—
Net cash (used in) provided by financing activities	(8,000)	(44,605)	(12,935)	57,519	(8,021)
Effect of exchange rate changes on cash	—	—	993		993
Net change in cash and cash equivalents	9,358	2,077	(3,888)	—	7,547
Cash and cash equivalents—beginning of period	8,544	(3,550)	5,855	—	10,849
Cash and cash equivalents—end of period	$17,902	$(1,473)	$1,967	$—	$18,396

*       *      *      *     *

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2008 and the notes to those condensed consolidated financial statements included elsewhere in this Form 10-Q. In addition, the following discussion may be understood more fully by reference to our consolidated financial statements and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008.The statements in the discussion and analysis regarding our expectations for the performance of our business, our liquidity and capital resources and the other non-historical statements in the discussion and analysis are forward looking statements. Our actual results may differ from those contained in or implied by the forward-looking statements.  Please see “Forward Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause results to differ materially from the results described in or implied by the forward looking statements contained herein.

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

We are the only vertically integrated North American manufacturer of both high pressure laminates, or HPL, and thermally-fused melamine, or TFM (with the exception of particle board production in our TFM business where we purchase approximately 50% of our needs), and we design, manufacture and distribute our products throughout our principal markets. For the year ended December 31, 2007 and for the nine months ended September 30, 2008 we generated net sales of $424.4 million and $296.9 million, respectively. During these periods, our decorative laminates products comprised approximately 89% and 87% of our net sales, respectively. For additional information regarding our results of operations by segment, please see note 18 to our unaudited condensed consolidated financial statements.

We offer an array of decorative and industrial laminate products from premium to commodity grades at a broad range of prices. HPL, TFM, FRL, Leatherlam, FRP, and our engineered laminates are utilized as durable and economical look-alike substitutes for natural surfacing materials such as wood, stone, leather and ceramic. HPL is used in surfacing applications requiring greater surface wear and impact resistance than applications using TFM. FRL, a proprietary product, is used in surfacing applications requiring greater surface wear, impact resistance and fire prevention than applications using HPL. FRP is used in the building, trucking and recreational vehicle, or RV, markets. A typical customer or end user of decorative overlays might utilize HPL, TFM, FRL, FRP or Leatherlam for different surfaces of the same project. Our TFM products consist of a standard palette of over 150 colors, patterns and wood grains. Our HPL products consist of a standard palette of approximately 500 colors, patterns and wood grains.

We market and distribute our decorative laminate products through a geographically diverse network of approximately 300 independently owned and operated distributors. For many of our distributors, we are their exclusive supplier of HPL, TFM or other decorative laminates. In addition, we sell to approximately 700 national and regional original equipment manufacturers, or OEMs, who buy proprietary designs and customized versions of our products directly. Our products are supported by a dedicated in-house sales force and customer service team.

Factors Affecting Our Results

Revenue

We generate our revenue primarily from the sale of our decorative laminates and, to a lesser extent, specialty resins, industrial laminates and decorative overlay papers in the United States and Canada. In recent periods, consistent with our continuing strategy, we have concentrated on selling finished laminated end products rather than marketing treated papers that could ultimately be used to compete against our own finished laminated products. Our focus is on high-end premium grades, such as abstract and wood grain patterned laminates that command higher prices and generate higher profit margins. For the nine months ended September 30, 2008, approximately 92% of our HPL sales and 67% of our TFM sales were premium grade.

We have historically experienced higher sales in the second and third quarters of each year compared with the first and fourth quarters due to seasonal fluctuations in demand. However, second and third quarter sales were lower than the first quarter this year. Fourth quarter results will also be adversely affected if our markets remain soft in the face of the deteriorating general economic conditions as they were in the second and third quarters of this year. From time to time, we have curtailed manufacturing operations to make necessary repairs and to maintain efficiencies during slowdowns in order flow.

Changes in our revenues from sales of our decorative laminates and industrial laminate products from period to period are affected by the following, among other factors:

•

changes in general economic conditions and the availability of financing that affect the construction industry, since reductions in construction activity can materially reduce the demand for decorative laminates as it has in recent quarters;

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

Cost of Goods Sold

Our cost of goods sold consists primarily of raw materials, most of which is paper, raw particle board and resin, and energy costs for oil, natural gas and electricity, which generally are variable, and to a lesser extent, direct labor and overhead. Our costs of sales are directly affected by changes in prices for these raw materials, as well as by changes in energy costs and oil prices which affect the price of the petroleum based products that we use to manufacture resins. Recently, the prices of these raw materials have increased and may continue to increase in the future. While we generally attempt to pass along increased raw material prices to our customers in the form of price increases, there may be a time delay between the increased raw material prices and our ability to increase the selling prices of our products, or we may be unable to increase the prices of our products due to pricing pressure, decreased demand or other factors, particularly in our TFM product line where we have been unable to pass all of the price increases through to our customers for competitive reasons. Similarly, we have instituted certain surcharges on our customers from time to time to reflect increases in our transportation or distribution costs.

Gross Profit

Our gross profit for the nine months ended September 30, 2008 has decreased in comparison to the nine months ended September 30, 2007. The decrease in gross profit is primarily the result of the decreased sales volume experienced in the first nine months of 2008 as a result of deteriorating economic conditions coupled with rising energy costs as well as higher raw material costs especially those which are chemical and petroleum based. We include certain costs such as distribution costs in our selling, general and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such costs in their cost of goods sold.

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

Income Tax Expense

Income tax expense is incurred at the U.S. federal, foreign and state levels. We are subject to taxation primarily in two jurisdictions, the United States and Canada. The effective tax rate in the first nine months of 2008 was approximately 30.5% compared to 37.5% for the first nine months of 2007. The decrease in the effective tax rate for the first nine months of 2008 as compared to the rate for the first nine months of 2007 was primarily attributable to the overall income tax benefit for the nine months of 2008 being reduced by the state income tax provision calculated on a separate company basis.  The overall income tax benefit for the nine months of 2008 also included a reduction of the Canadian income tax rate.

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

The methods and assumptions used by management in applying critical accounting policies have not changed materially during 2008 and 2007. We will continue to monitor the key factors underlying our estimates and judgments, but no material change is currently expected. See our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 for a summary of the accounting policies that management believes are critical to the preparation of our condensed consolidated financial statements.

Results of Operations

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

Net Sales

Net sales were $96.4 million and $296.9 million in the three and nine months ended September 30, 2008 compared to $105.6 million and $329.8 million for the three and nine months ended September 30, 2007, a decrease of approximately 9% in the third quarter and approximately 10% in the nine month period. In local currencies, net sales for 2008 declined approximately 9% and 11%, respectively in the third quarter and nine month period. The decrease in sales in the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 is primarily attributable to lower high pressure laminate, or HPL, sales which declined approximately 8% and 10% during the respective periods and thermally-fused melamine, or TFM, sales which declined approximately 16% and 15% during the respective periods. The sales declines in both HPL and TFM for the nine months ended September 30, 2008 were partially offset by a $5.9 million increase in industrial laminate sales related to our new fiber reinforced plastic, or FRP, products. Due to the appreciation of the Canadian dollar against the U.S. dollar, currency translation as it relates to our Canadian operation had the effect of increasing sales in the three and nine months ended September 30, 2008 by approximately $0.1 million and $4.8 million when compared to foreign exchange translations for the comparable 2007 periods.

Sales of decorative laminates were $83.5 million and $257.3 million in the three and nine months ended September 30, 2008 compared to $92.6 million and $290.5 million for the same periods in 2007. Sales of decorative laminates, which includes both TFM and HPL (approximately 87% of net sales), decreased approximately 10% and 11%, respectively in the three and nine month periods ended September 30, 2008 as compared to 2007.

Sales of other products, net of the intercompany sales eliminations, principally specialty resins, decorative overlay papers and industrial laminates, were $12.9 million and $39.6 million in the three and nine months ended September 30, 2008 compared to $13.0 million and $39.3 million for the three and nine months ended September 30, 2007. Other product sales (approximately 13% of net sales) remained relatively flat in the three and nine months ended September 30, 2008 as compared to the same periods in 2007. For the nine months ended September 30, 2008, specialty resins accounted for approximately 5.4% of our total sales, while industrial and other specialty laminates, and decorative overlay papers accounted for approximately 5% and 1% of our sales, respectively.

Our net sales for the three and nine month periods ended September 30, 2008 were adversely impacted by weakness in the U.S. economy generally and by the sharp slowdown in residential and commercial construction, particularly the residential housing and credit markets. As the construction and housing industries slow, we experience less demand for our products, which are incorporated into new buildings and homes, as well as buildings and homes being refurnished or remodeled.  Our HPL and TFM products are most affected by these adverse market conditions.  We believe that economic conditions will remain challenging in the near term, or perhaps become more challenging, and that demand for our products will likely continue to decline as a result, which could negatively impact our net sales, profitability and cash flows as well as our ability to comply with the covenants set forth in our credit facility. In addition to decreases in demand, we have experienced increased pressure on pricing from our competitors, particularly our more vertically integrated TFM competitors.  If this trend continues, our net sales and profitability could continue to decline.

Gross Profit

The gross profit margin as a percentage of net sales declined to approximately 17% and 19%, respectively in the three and nine months ended September 30, 2008 from approximately 21% and 22%, respectively in the three and nine months ended September 30, 2007. The decline in our gross profit margin for the three and nine months ended September 30, 2008 was primarily attributable to lower margins on certain of our HPL and TFM products and to fluctuating costs related to energy and raw materials, especially those raw materials that are chemicals and those that are petroleum based. Our energy and raw material costs increased significantly in 2008 as compared to 2007 and we were not able to increase the selling prices of all our products to pass these higher costs through. We include certain costs such as distribution costs in our selling, general and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such costs in their cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which primarily consist of sales and marketing expenses, were $11.3 million and $37.4 million in the three and nine months ended September 30, 2008 compared to $12.1 million and $39.4 million for the three and nine months ended September 30, 2007. The decrease in selling, general and administrative expenses in the three and nine months ended September 30, 2008 is primarily attributable to aggressive cost containment including headcount reductions, and consolidation of the sales and marketing functions and other synergies realized through the consolidation of the operations of Panolam and Nevamar, offset in part by additional costs associated with being a public reporting company following the consummation of the exchange offer for our senior subordinated notes in October 2007. As a percentage of net sales, selling, general and administrative expenses were approximately 12% in the three and nine months ended September 30, 2008 compared to approximately 11% and 12%, respectively in the three and nine months ended September 30, 2007. The increase in this percentage in the three months ended September 30, 2008 was primarily attributable to the lower sales volume in the period.

Interest Expense

Interest expense, which includes the amortization of debt acquisition costs, was $7.0 million and $21.8 million for the three and nine months ended September 30, 2008 compared to $8.5 million and $26.2 million for the same periods in 2007. The decrease in interest expense in the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is primarily attributable to lower average debt levels resulting from the term debt prepayments of $20.0 million made in 2007 and $2.0 million made in the nine months ended September 30, 2008 and to a lesser extent lower average interest rates.

Income Taxes

Income tax provision for the nine months ended September 30, 2008 was a benefit of $0.9 million as compared to a tax provision of $2.7 million for the nine months ended September 30, 2007. The effective tax rate in the first nine months of 2008 was 30.5% compared to 37.5% for the first nine months of 2007. The decrease in the effective tax rate for the first nine months of 2008 as compared to the rate for the first nine months of 2007 was primarily attributable to the overall income tax benefit for the nine months of 2008 being reduced by the state income tax provision calculated on a separate company basis.  The overall income tax benefit for the nine months of 2008 also included a reduction of the Canadian income tax rate.

Net Income (Loss)

Net loss for the three months ended September 30, 2008 was $1.2 million compared to net income of $1.1 million for the three months ended September 30, 2007, a decrease of approximately $2.3 million. The decrease in net income is primarily attributable to lower net sales in the three months ended September 30, 2008 compared to the three months ended September 30, 2007, which were partially offset by decreases in the total cost of goods sold due to lower sales volume, as well as decreases in selling, general and administrative expenses, interest expense and income taxes in the three months ended September 30, 2008.

Net loss for the nine months ended September 30, 2008 was $2.1 million compared to net income of $4.4 million for the nine months ended September 30, 2007, a decrease of approximately $6.5 million. The decrease in net income is primarily attributable to lower net sales in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, which were partially offset by decreases in the total cost of goods sold due to lower sales volume, as well as decreases in selling, general and administrative expenses, interest expense and income taxes in the nine months ended September 30, 2008.

Analysis of Cash Flows and Working Capital

Cash provided by operating activities was $20.4 million in the first nine months ended September 30, 2008 compared to $22.8 million in the nine months ended September 30, 2007. The decrease in cash flow for 2008 related primarily to a decrease of $8.3 million in the non-cash components of working capital compared to the nine months of 2007, all of which was partially offset by a $6.5 million decrease in net income and a net decrease in non-cash expenses of $4.2 million including depreciation and amortization, amortization of debt acquisition costs, stock-based compensation expense and deferred taxes. The non-cash components of working capital decreased approximately $0.7 million in the first nine months of 2008 due primarily to a decrease in other current assets of $2.4 million, and an increase of $5.6 million in income taxes payable, which were offset in part by increases of $5.0 million and $0.4 million in accounts receivable and inventories, respectively, and decreases of $1.3 million in accounts payable and accrued liabilities and $0.6 million in other non-cash components. The non-cash components of working capital increased approximately $7.6 million in the first nine months of 2007 due primarily to increases of $7.4 million and $3.5 million in accounts receivable and inventories, respectively, offset in part by a decrease in other current assets of $1.7 million, an increase of $6.8 million in accounts payable and accrued liabilities, and decreases of $4.4 million in income taxes payable and $0.8 million in other non-cash components. The slower growth in net working capital assets in 2008 is primarily attributable to the weaker business environment described above and improved working capital management.

Cash used in investing activities was $3.1 million for the nine months ended September 30, 2008 compared to $8.3 million in the nine months ended September 30, 2007. The decrease in cash used in investing activities in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is related to a decrease in capital spending of $5.2 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Cash provided by financing activities was $0.5 million for the nine months ended September 30, 2008 compared to a cash outflow of $8.0 million in the nine months ended September 30, 2007. During the nine months ended September 30, 2008, the net cash provided by financing activities resulted primarily from a $5.0 million draw down under our revolving credit facility offset in part by $2.0 million in term debt prepayments and the settlement of the subordinated notes with the former owners of Nevamar for $2.5 million, which included approximately $0.1 million in legal and bank fees. During the nine months ended September 30, 2007, the cash used by financing activities resulted primarily from $8.0 million in term debt prepayments.

Liquidity and Capital Resources

We require working capital to reinvest in our business and to repay our indebtedness. We anticipate total capital expenditures of approximately $4.0 million in 2008, of which $3.1 million was incurred in the first nine months of 2008 and approximately $0.9 million is expected to be incurred during the fourth quarter of 2008.

The principal sources of cash to fund our liquidity needs are cash provided by operating activities and cash provided by borrowings under our senior credit facility. Restrictive covenants in our debt agreements restrict our ability to pay dividends and make other distributions. Specifically, the senior credit facility and the indenture governing our senior subordinated notes restrict us from making payments of dividends or distributions, including to Panolam Holdings, subject to certain exceptions. Our senior credit facility also requires us to maintain a maximum consolidated leverage ratio (5.00 to 1.00 as of the end of each quarter ending during fiscal year 2008) that decreases over time and to limit the amount of our capital expenditures in any fiscal year. As of December 31, 2007 our consolidated leverage ratio was 4.32 to 1.00 and as of September 30, 2008 our consolidated leverage ratio was 4.89 to 1.00.

In the past, when cash generated from our operations was sufficient, we applied portions of our excess cash towards the repayment of our long-term debt. In the year ended December 31, 2007 and the nine months ended September 30, 2008, we prepaid long-term debt of approximately $20.0 million and $2.0 million, respectively. See Note 11 to our unaudited condensed consolidated financial statements for additional information with respect to our senior credit facility and our senior subordinated notes.

Our senior credit facility, which became effective in connection with the 2005 Transactions on September 30, 2005, initially consisted of a $135.0 million senior secured single draw seven-year term loan facility, and a $20.0 million senior secured five-year revolving credit facility. In March 2006, the term loan was increased to $215.0 million and the revolving credit facility was increased to $30.0 million. We prepaid $20.0 million and $24.5 million of the term loan in 2007 and 2006, respectively, and $2.0 million in the nine months ended September 30, 2008. We had no revolver borrowings at December 31, 2007 and $5.0 million outstanding under the revolving credit facility at September 30, 2008. At September 30, 2008, the interest rate on the revolver borrowings was at annual rate of 5.50%. In addition, we had letters of credit issued in respect of workers’ compensation claims in an aggregate amount of $4.1 million which also reduces our availability under the revolving credit facility. Our availability under the revolving credit facility was $20.9 million at September 30, 2008. Subsequent to September 30, 2008, we borrowed the remaining $20.9 million that was available under the revolving credit facility given the uncertainty in both the economy and credit markets and the importance of having as much liquidity as possible to respond to further downturns in our business.

Borrowings under our senior credit facility bear interest at our option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The interest rates on borrowings under our revolving credit facility are subject to adjustment based on our leverage. At September 30, 2008 and at December 31, 2007, the interest rate on the term loan facility was at annual rates of 6.51% and 7.59%, respectively. Our senior credit facility requires us to meet a maximum total leverage ratio, a minimum interest coverage ratio and an annual maximum capital expenditures limitation, which were 5.00, 2.00 and $8.0 million at September 30, 2008, respectively. In addition, the senior credit facility contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinated debt and engage in certain other activities customarily restricted in such agreements. As of September 30, 2008, we were in compliance with all of these covenants. The senior credit facility also contains certain customary events of default, which in some instances are subject to grace periods. In the event that we are not in compliance with the covenants under our senior credit facility, we would not be able to borrow funds under the facility until the non-compliance is cured or waived by the lenders and the lenders under the facility would be permitted to accelerate the payment of amounts outstanding under the facility. As indicated above, subsequent to September 30, 2008, we borrowed the remaining $20.9 million that was available under the revolving credit facility given the uncertainty in both the economy and credit markets and the importance of having as much liquidity as possible to respond to further downturns in our business.

The indenture governing our senior subordinated notes also contains a number of covenants that restrict our ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock, pay dividends or make other equity distributions, repurchase or redeem capital stock, make investments or other restricted payments, sell assets, engage in transactions with affiliates, create liens or consolidate or merge with or into other companies, and the ability of our restricted subsidiaries to make dividends or distributions to us. Future principal debt payments are expected to be paid with cash flow generated by operations.

Our ability to make scheduled payments and additional prepayments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a great extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our operations may continue to deteriorate. Over the past year, our results of operations have been deteriorating as a result of the weakness in the general economy and financing market, and the continued slowdown in the construction, residential housing and credit markets in particular.  If our results continue to deteriorate we will not be in compliance with the ratios contained in our senior credit facility, in particular the required ratios of indebtedness to EBITDA and EBITDA to consolidated interest expense. If we do not maintain ratios that comply with the terms of the senior credit facility, we may be unable to obtain necessary waivers or amendments or to borrow funds under the facility, which would adversely affect our liquidity and disrupt our operations. In addition, if there is a payment acceleration under our senior credit facility, then we would be in default under our senior subordinated notes. If there is a payment acceleration under such indebtedness, we would not have adequate funds to repay the indebtedness of $323 million at September 30, 2008 and we would be unable to continue to operate our business and meet our obligations in the ordinary course of business without access to a significant amount of funds. In addition, in the event that we determine or are forced to attempt to replace or refinance all or part of our existing indebtedness, including our senior credit facility, we may be unable to do so on favorable terms or at all, particularly in the current economic environment.

In April 2005, we contracted to build an addition to our Morristown, Tennessee facility for an expansion of our industrial and engineered laminates line. Construction began in the third quarter 2005 and the project was substantially completed in the latter part of the fourth quarter of 2007. Total capital expenditures for this project were approximately $5.6 million in 2005, $8.6 million in 2006, $4.9 million in 2007 and $0.5 million in the nine months ended September 30, 2008. Expenditures related to this project are expected to be minimal during the remainder of 2008.

Off Balance Sheet Obligations

We have no off-balance-sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Regulatory Compliance

We are subject to federal, state, local and foreign (Canadian) laws, regulations and ordinances pertaining, among other things, to the quality and the protection of the environment and human health and safety and that require us to devote substantial time and resources in an effort to maintain continued compliance. There can be no assurance that judicial or administrative proceedings seeking penalties or injunctive relief will not be brought against us for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which we are currently unaware. In addition, changes to such regulations or the enactment of new regulations in the future could require us to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital requirements, operating expenses and other costs associated with compliance. We believe we have adequately provided for costs related to our ongoing obligations with respect to known environmental liabilities. Expenditures related to environmental liabilities during the nine months ended September 30, 2008 and the year ended December 31, 2007 did not have a material effect on our financial condition or cash flows. Such expenditures are related to the costs to maintain general compliance at our facilities. The majority of the costs include staffing and training expenses, permitting and emission based fees, testing and analytical fees and waste disposal fees.

Our Auburn, Maine facility is subject to a Compliance Order by Consent, or COC, dated May 5, 1993, issued by the State of Maine Department of Environmental Protection, or DEP, with regard to unauthorized discharges of hazardous substances into the environment. We, along with the previous owners, are named in the COC, and are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The nature and extent of remediation has not yet been determined. The financial obligation of the previous owners to investigate and/or remediate is unlimited except with regard to a portion of the land at our Auburn, Maine facility, which is capped at $10.0 million. We have recorded a liability of $0.7 million at September 30, 2008 and December 31, 2007 for site remediation costs in excess of costs assumed by the previous owners. We could incur additional obligations in excess of the amount accrued and our recorded estimate may change over time. We expect this environmental issue to be resolved within the next five to ten years.

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

As of September 30, 2008, 299 workers’ compensation claims have been filed alleging injury due to exposure to asbestos and unidentified chemicals of which approximately 195 claimants are current Nevamar employees. Approximately 8 of the 299 claimants were hired by Nevamar after July 1, 2002. We believe these claims are occupational disease claims and such claims are non-compensable under current South Carolina law until a claimant can demonstrate a wage-loss disability. We believe that the 195 claimants who are current employees cannot demonstrate a wage-loss disability and therefore these claims should be dismissed. We have received very limited information from claimants regarding these claims and we are unable to estimate at this time the amount or range of potential loss, if any, which may result if the outcome of any of the cases described above were unfavorable and the amount of indemnification available were inadequate to cover such losses.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and strategy.  The words “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information although not all forward-looking statements include these identifying words. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties.

In particular, our business might be affected by uncertainties affecting the decorative overlay industry and the construction industry generally as well as the following, among other factors:

•	general economic, financial and political conditions, including downturns affecting the decorative overlay or construction industries or the residential housing and credit markets;

•	changes in consumer preferences and discretionary spending;

•	increases in raw material costs, including oil prices, which in some instances may not be passed on to customers;

•	availability of raw materials and other commodities used to produce our products;

•	competitive pressures, including new product developments or changes in competitors’ pricing;

•	our ability to manage our growth and expansion, including recent acquisitions and any acquisitions we might undertake in the future;

•	our ability to develop innovative new products;

•	our ability to generate cash flows to service our substantial indebtedness and invest in the operation of our business; and

•

our ability to comply with financial covenants contained in our credit facility, our ability to obtain waivers to cure any noncompliance and our ability to refinance or replace our credit facility (or other indebtedness) on favorable terms or at all;

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed under “Risk Factors” included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  All forward-looking statements are based upon information available to us on the date of this report, and we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise.

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

Amounts outstanding under our senior credit facility bear interest at our option at LIBOR plus an applicable margin or at an alternate base rate plus an applicable margin. These interest rates can fluctuate based on market rates. Based on the outstanding amount of our variable rate indebtedness at September 30, 2008, a 10% change in the interest rates at September 30, 2008 would have the effect of increasing or decreasing interest expense by approximately $1.1 million.

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

During the nine months ended September 30, 2008, we recorded $0.2 million of income related to net foreign exchange transaction and revaluation adjustments, compared to $1.0 million of expense recorded in the same period last year. At December 31, 2007, we had approximately $17.3 million of favorable foreign currency translation adjustments and at September 30, 2008 we had approximately $9.5 million of favorable foreign currency translation adjustments included in stockholder’s equity. There can be no assurances that the Canadian foreign exchange rate will not fluctuate adversely in the future and the potential risk for translation losses is not quantifiable.

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

Credit Concentration Risk

We sell HPLs and TFMs to various distributors and OEMs; and we extend credit to our customers based on an evaluation of their financial condition. We review our trade accounts receivable balances for collectibility whenever events and circumstances indicate that the carrying amount may not be collectible and provide currently for any unrealizable amounts. As of September 30, 2008, no single customer represented more than 10% of our sales or accounts receivable.

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

Item 1A.         Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item I of Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the U.S. Securities and Exchange Commission on August 14, 2008. The risk factors identified therein have not materially changed other than as set forth below.

We face a risk of non-compliance with certain financial covenants related to our senior credit facility, and we may be unable to obtain a waiver of all covenant defaults under our senior credit facility.

We believe that market conditions may continue to deteriorate, which will adversely affect our business and results of operations and adversely affect our liquidity.  As of the end of the quarterly period ended September 30, 2008, we were in compliance with all financial covenants in our senior credit facility.  However, over the past year, our results of operations have been deteriorating as a result of current macroeconomic conditions in the United States and trends in the construction industry and, particularly, the residential housing market and retail industry, as well as recent fluctuations in raw materials and purchased energy costs. If our results continue to deteriorate, we will not be in compliance with the financial covenants contained in our senior credit facility as of the end of our current fiscal year.  These covenants, among other things, require us to maintain specified financial ratios which become more restrictive over time, including a maximum leverage ratio and a minimum interest coverage ratio.  When we are not in compliance with these covenants, we are restricted from borrowing funds under the senior credit facility and are required to seek a waiver of all covenant defaults under the senior credit facility. We may not be able to obtain a waiver on acceptable terms, on a timely basis or at all. In addition, any waiver may require us to have to pay a fee to our senior lenders or amend the terms of our senior credit facility which could increase our cost of credit and related expenses and adversely impact our results of operations.  If we fail to obtain a waiver of any violation, the lenders under the senior credit facility can require us to immediately repay all amounts outstanding under such facility, which would have a material adverse effect on our liquidity, business, financial condition and results of operations.  In addition, if there is a payment acceleration under our senior credit facility, then we would be in default under our senior subordinated notes.  If there is a payment acceleration under such indebtedness, we do not have adequate liquidity to repay such indebtedness and we would be unable to continue to operate our business and meet our obligations in the ordinary course of business without access to a significant amount of funds.

Recent disruptions in the capital and credit markets could prevent us from obtaining the capital required to operate our business or replacing our existing indebtedness, which would negatively impact our liquidity and financial condition.

The capital and credit markets in the United States have recently experienced extreme volatility and disruptions.  The current financial turmoil affecting these markets and the banking system and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets and a low level of liquidity in many financial markets.  These developments have made financing terms materially less attractive and, in some cases, made financing unavailable.  As a result, we may be unable to obtain any financing, including both new and replacement financing, that we might require to operate our business.  In particular, in this environment, it will be extremely difficult to refinance or replace our existing indebtedness, especially if we default on our senior credit facility as a result of a breach of the financial ratios set forth in our loan documents.  If we are unable to obtain any financing that we require, our liquidity and financial condition would be materially harmed and we might be unable to operate our business in the future.

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
Vincent S. Miceli
Vice President and Chief Financial Officer
(Authorized Signatory, Principal
Financial Officer and Principal
Accounting Officer)

Date:          November 14, 2008