Form 10-K
period 2008-12-31
PANOLAM INDUSTRIES INTERNATIONAL INC
filed 2009-03-31
CIK 1086385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         As of June 30, 2008, there was no established public trading market for the shares of the registrant's common stock and no shares of common stock were held by non-affiliates of the registrant.

         The number of shares outstanding of the registrant's common stock as of March 31, 2009, was 200.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PANOLAM INDUSTRIES INTERNATIONAL, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry and our operations, economic performance and financial condition, including, in particular, statements relating to our business and strategy. The words "may," "might," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions are intended to identify forward-looking statements and information although not all forward-looking statements include these identifying words. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties.

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

  •
  our ability to obtain necessary financing to continue operations;

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

  •
  fluctuations in exchange rates between the United States and Canada; and

  •
  our ability to effectively and efficiently maintain internal control procedures that are compliant with Section 404 of the Sarbanes Oxley Act of 2002 in a timely fashion and the possibility of increased operating costs associated with making any necessary changes.

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

PART I

Item 1.    Business

General

        Panolam Industries International, Inc., a Delaware corporation organized in 1997 ("Panolam," the "Company," "we," "us" and/or "our"), is a leading designer, manufacturer and distributor of decorative laminates in the United States and Canada. Our products, which are marketed under the Panolam, Pluswood, Nevamar and Pionite brand names, are used in a wide variety of commercial and residential indoor surfacing applications, including kitchen and bath cabinets, furniture, store fixtures and displays, and other specialty applications. Our decorative laminate product offerings also include a fiber reinforced laminate product ("FRL"). In addition to decorative laminates, we manufacture and distribute industrial laminate products, including Conolite and Panolam FRP, a fiber reinforced product ("FRP"). We produce and market a selection of specialty resins for industrial uses, such as powdered paint, adhesives and melamine resins for decorative laminate production, custom treated and chemically prepared decorative overlay papers for high pressure laminates, or HPL, and thermally-fused melamine, or TFM, and a variety of other industrial laminate products such as aircraft cargo liners and bowling lanes.

        We are the only vertically integrated North American manufacturer of both HPL, and TFM (with the exception of particle board production in our TFM business where we purchase approximately 50% of our needs), and we design, manufacture and distribute our products throughout our principal markets. For the years ended December 31, 2008 and 2007 we generated net sales of $366.7 million and $424.4 million, respectively. During these periods, our decorative laminates products comprised approximately 87% and 89% of our net sales, respectively.

        We offer an array of decorative and industrial laminate products from premium to commodity grades at a broad range of prices. HPL, TFM, FRL, Leatherlam, FRP, and our engineered laminates are utilized as durable and economical look-alike substitutes for natural surfacing materials such as wood, stone, leather and ceramic tile. HPL is used in surfacing applications requiring greater surface wear and impact resistance than applications using TFM. FRL, a proprietary product, is used in surfacing applications requiring greater surface wear, impact resistance and fire prevention than applications using HPL. FRP is used in the building, trucking and recreational vehicle, or RV, markets. A typical customer or end user of decorative overlays might utilize HPL, TFM, FRL, FRP or Leatherlam for different surfaces of the same project. Our TFM products consist of a standard palette of over 150 colors, patterns and wood grains. Our HPL products consist of a standard palette of approximately 500 colors, patterns and wood grains.

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

        Financing for the 2005 Acquisition consisted of the following:

  •
  We entered into a new senior credit facility, or Credit Facility, for a total amount of $155.0 million. The Credit Facility had a term loan tranche of $135.0 million and a revolving loan tranche of $20.0 million for general corporate purposes. $2.5 million of the revolving loan was drawn at the consummation of the acquisition to fund any cash on the balance sheet at closing, which was repaid in October 2005. Obligations under the Credit Facility are secured by all of our assets.

  •
  We issued $151.0 million of our 10 3/4% Senior Subordinated Notes due 2013 (the "Notes").

  •
  The Sponsors, together with our chief executive officer and certain other members of management, contributed $80.0 million in equity to Panolam Holdings, which was subsequently contributed to our capital.

        We refer to the 2005 Acquisition and the financing transactions described above as the 2005 Transactions. For additional information regarding the 2005 Transactions, see "Item 6. Selected Financial Data—Factors Affecting Comparability of Results—The 2005 Transactions."

        In connection with our acquisition of Nevamar in March 2006, we amended our Credit Facility to increase the term loan tranche to $215.0 million and to increase the revolving loan tranche to $30.0 million.

        We suffered a net loss for 2008 of approximately $121.7 million, which is principally attributable to impairment charges related to fixed assets, goodwill and other indefinite lived intangible assets and to insufficient revenue to cover our relatively high percentage of fixed costs, including the interest costs on our debt and our depreciation expense. We also had a stockholder's deficit of $27.9 million as of December 31, 2008. During the fourth quarter of 2008, in light of the weakening economy and our concerns about the troubled credit markets, we borrowed the full amount available under the revolver tranche of the Credit Facility. As a result, we had approximately $43.5 million in cash and cash equivalents and approximately $193.5 million in principal and interest outstanding under the Credit Facility as of December 31, 2008.

        On February 27, 2009, we received a notice of default from the agent for the lenders under our Credit Facility due to our failure to comply with certain financial and reporting covenants. On March 31, 2009, we entered into a forbearance agreement (the "Forbearance Agreement") with our lenders pursuant to which they have agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate our payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The terms of the Forbearance Agreement prohibit us from, among other things, paying the April 1, 2009 interest payment on the Notes. Failure to make such interest payment is a default under the indenture governing the Notes and entitles the holders of the Notes (after a thirty day grace period) to accelerate our obligations under the Notes. In addition, if we are unable to restructure or refinance the Credit Facility, our lenders could accelerate our payment obligations under the Credit Facility and, because of cross default provisions, the holders of our Notes would have the right to accelerate our obligations under the Notes. Based on these acceleration rights, we have reclassified approximately $343.9 million from long-term debt to current debt as of December 31, 2008.

        In the event that most or all of our obligations under the Credit Facility and Notes become due and payable, we would be unable to fund our payment obligations. We believe that the consummation of a successful restructuring is critical to our continued viability, and we are in active discussions with our lenders to restructure our debt obligations; however, given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements. We have engaged financial and legal advisors to assist us in these discussions, but if we are unable to find a timely solution, we may be compelled to file for bankruptcy protection.

Our Products

        We primarily design, manufacture, market and distribute decorative laminate products. Our other product offerings, consisting of specialty resins, decorative overlay papers and industrial laminates, complement our core decorative laminate product lines. We have two reportable segments, decorative laminates and other. Decorative laminates manufactures and distributes decorative laminates, primarily HPL and TFM, for use in a wide variety of residential and commercial indoor surfacing applications. Our other segment includes the production and marketing of a variety of specialty resins for industrial uses, custom treated and chemically prepared decorative overlay papers and a variety of other industrial laminates, including Conolite and Panolam FRP. Our products are manufactured and primarily sold in North America. For information regarding our reportable segments and sales by geographic area, see Note 17, "Segment Information," to our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006. The following table presents the percentage of net sales represented by each of our segments for the periods presented:

	Year Ended December 31,
	2008	2007	2006
Decorative laminates	87%	89%	89%
Other, net of eliminations	13%	11%	11%

Total	100%	100%	100%

        We estimate that our backlog of unfilled orders was $9.8 million and $20.7 million at December 31, 2008 and 2007, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next three months. Our business includes sales to distributors, which generally have short lead times and therefore, backlog may not be indicative of future demand for our products.

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

        We offer our HPL products in a variety of grades including: (i) standard grade, which is the thickest and most durable HPL product and is used in applications requiring the highest impact resistance, such as countertops; (ii) post-forming grade, which is thinner than the standard grade and is generally used in applications calling for rounded edges or contoured surfaces; and (iii) vertical grade, which is our thinnest HPL product and is used in vertical surfaces such as cabinet side panels and other applications that do not require the high impact resistance offered by thicker HPL. Key applications for horizontal grades include countertops, store fixtures, desks and other furniture. Postforming grades are the next thickest, also designed for horizontal applications but their thinner composition is more suitable for postforming processes. Vertical grade laminates are thinnest and least expensive but do not have a high level of impact resistance. Primary applications include wall panels, elevator cabs, and sides of case goods and other furniture. We also offer numerous engineered decorative laminates that are designed to meet specific physical performance or unusual design requirements such as bowling lanes, chemical and low electrical resistant work surfaces, silk screening for applications such as signage and game boards and digital printing for table and countertops, as well as aesthetic features such as seamless and pearlescent laminates. Our HPL product lines are available in a standard palette of over 500 colors, patterns and wood grains and are offered in a variety of thicknesses and texture finishes.

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

  Thermally-Fused Melamine

        TFM, also known as low-pressure laminate, is produced by thermally fusing a melamine impregnated decorative paper overlay to an engineered wood substrate such as particleboard or, if rounded or shaped edges are required, medium density fiber-board. Our TFM panels are generally laminated on both sides of the substrate. TFM has significantly better pricing and performance characteristics than adhesive based overlays which, although marginally cheaper, are significantly poorer in terms of quality, finish, wear and durability. TFM is used as a durable and economical substitute for natural surfacing materials such as wood, stone and ceramic. The product lines consist of a standard palette of over 150 colors. In addition we offer hundreds of customized colors, patterns and wood grains (which are offered in a variety of panel thicknesses) and texture finishes. TFM is sold as premium or commodity grade. The premium grade consists of a variety of matching wood grains, stone patterns, abstract designs and pseudo-metallic in varying thicknesses. The commodity grade consists primarily of panels sold in approximately 50 shades of whites, almonds and grays in thicknesses of 5/8" and 3/4". In 2008, approximately 67% of our TFM sales were premium grade products, which are priced higher than the commodity grades. TFM is used in a wide variety of commercial and residential indoor surfacing applications, including kitchen and bath cabinetry, furniture, fixtures, displays and other specialty applications. TFM is significantly less expensive than HPL while offering comparable appearance characteristics.

        Growth in demand for TFM is driven by the trend of pairing thermally fused melamine panels (for vertical surfaces and areas requiring less impact resistance) with high pressure laminates (for horizontal surfaces). Other factors driving growth are technological developments and consumers upgrading to TFM as the relative cost of foils has increased.

  Fiber Reinforced Laminates

        FRL, which is a fiber reinforced laminate product, was specifically engineered for wall use. FRL comes in a variety of customized colors, patterns, and wood grains and is offered in a variety of thicknesses and textured finishes. FRL features a Class A fire rating for flame spread and smoke development, is extremely durable with high impact strength and is easy to clean and maintain. These features make it attractive for architects, designers and contractors when specifying material for high-traffic, high-impact commercial installations. Typical environments for FRL include washrooms, supermarkets, fast food restaurants, mass transit facilities, kitchens, hallways and lobbies in facilities such as schools, hospitals and airports. FRL is available in approximately 600 colors and patterns to coordinate with our Panolam, Nevamar, Pionite and Pluswood product lines. Given FRL's Class A rating for low smoke emissions, we are also currently working to certify FRL for cruise ships and airplane applications.

  Industrial Laminates

        We manufacture a variety of industrial laminate product lines. Our current principal industrial laminate product is Conolite; a thin lightweight laminate currently used for aircraft cargo liners. Conolite is designed to incorporate a combination of impact resistance, low weight, flame resistance, edge bearing strength and consistent surface characteristics. Continuous laminates are also used for picture frames. Industrial and other specialty laminates excluding fiberglass reinforced plastics, or FRP, accounted for approximately 3.0% of our sales in 2008.

  Fiberglass Reinforced Plastics

        We commenced production of fiberglass reinforced plastics, or FRP, in our Morristown, Tennessee facility in the fourth quarter of 2007. FRP is an all-composite product that can resist extreme changes in temperature and humidity without compromising the structure or finish of the product. It is typically manufactured in standard building product sizes and can be installed on the most common substrates. FRP is available in a range of colors and fits with many interior styles. These products have the ability to be used both on exterior products such as recreational vehicles and truck trailers as well as on interior products in hospitals, schools and restaurants. Fiberglass Reinforced Plastics accounted for approximately 2.0% of our sales in 2008.

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

Examples of Applications
	HPL Applications	TFM Applications	FRL Applications	FRP Applications
Brands
Kitchen and Bath	Countertops Cabinets	Countertops
Commercial Furniture	Laboratory tops Game tables Buffet countertops Bartops Salad bars Cabinets Workstations	Office and computer furniture Hotel and motel furniture Dormitory furniture Restaurant furniture Lockers Work surfaces Library shelving and study carrels
Store Fixtures	Store fixtures and displays Flame-retardant fixtures Dressing room partitions	Restaurant serving stations Store fixtures and displays Bookcases Shelving
Specialty Products	Bowling lane floors Mobile home interiors Doors Windowsills Moldings Closets	Speaker cabinets Gaming cabinets Jukeboxes Picture frames Trade show exhibits Cabinets and stands Closets	Washrooms Supermarkets Fast food restaurants Mass transit facilities Kitchens Hallways Lobbies in schools, hospitals and airports	Recreational vehicles Truck trailers Interior products in hospitals, schools and restaurants
Residential Furniture	Tabletops Bedroom suites Entertainment centers Home office furniture Night stands	Ready-to-assemble furniture Entertainment centers Bookcases Wardrobes Bed frames and headboards

  Specialty Resins

        We manufacture specialty resins for our own decorative laminate divisions and for sale to customers for industrial uses such as powdered paint, adhesives and melamine resins for HPL and TFM production. For 2008, external sales of specialty resins accounted for approximately 5.4% of our total sales.

  Decorative Overlay Papers

        We supply custom saturated decorative overlay papers under the brand name Resopreg to TFM producers and also treat papers provided to us by our customers. We also manufacture Resopreg saturated decorative overlay papers for internal use in our HPL and TFM production. Sales of decorative overlay papers to outside users accounted for less than 1.0% of our sales in 2008.

Raw Materials

        In 2008, raw material costs accounted for approximately 53% of our cost of goods sold. Three major raw materials are used in our operations: papers, resins (and the chemicals used to make resins) and raw particleboard. Papers are primarily used in HPL manufacturing and constitute approximately 65% of the total raw materials used in HPL production. We use papers that are available worldwide from several major sources and many small producers. Our management team has successfully negotiated with our suppliers to keep our paper prices low over the last four years. Resins consist of three primary raw materials: melamine, phenol and formaldehyde. Most of these items are petroleum based and prices are therefore tied to oil prices. Since we also sell resin to external parties, resin price increases have both positive and negative effects on us. Purchased raw particleboard is primarily used for TFM and comprises approximately 70-75% of the product cost. We do not rely on any single supplier for any raw material needs and have experienced no significant raw material supply problems.

        During 2008, we experienced rising raw material costs that may continue to increase in the future. However, price increases have helped to partially offset those increased costs. While we generally attempt to pass along increased raw material prices to our customers in the form of price increases, there may be a time delay between the increased raw material prices and our ability to increase the selling prices of our products, or we may be unable to increase the prices of our products due to pricing pressure, decreased demand or other factors, particularly in our TFM product line where we have been unable to pass all of the price increases through to our customers for competitive reasons.

Sales, Marketing and Distribution

        Our sales force and customer service network includes 64 employees who market our existing decorative laminate products. This sales force includes a team of marketing specification representatives who target furniture designers, architects, cabinet manufacturers, chain store and hotel designers, manufactured home builders and custom product designers to meet their specifications. Our sales managers market specialty resins, decorative paper and specialty laminate products in conjunction with outside manufacturer representatives.

        In addition, we market and distribute our products through a geographically diverse network of approximately 300 independently owned and operated distributors (most of which are exclusive distributors of our various products) that service most major market product lines and geographic regions in the United States and Canada. We also sell products directly to over approximately 700 national and regional OEM customers. We have a large direct sales force consisting of sales representatives and dedicated in-house customer service employees supporting distributor and regional OEM sales efforts, as well as sales and regional product managers targeting direct sales to national OEMs.

        Our ability to offer matching decorative laminate products is one of our core value propositions. Approximately 38% of our sales for the twelve months ended December 31, 2008 were generated through 50 distributors that carry both of our HPL and TFM brand product lines. We offer decorative laminate products through one combined sales force, conveniently providing customers with one interface.

Customers

        We do not depend on any single customer or a particular group of customers. No single customer individually accounted for more than 10% of our 2008 consolidated revenues. We service a number of diverse, high quality accounts. Our retail customers include CVS, Saks Fifth Avenue and Kohl's. Furniture customers include Herman Miller, Kitchen Craft Cabinetry, Bush Industries and Steelcase. We maintain strong relationships with other high quality accounts, including The Boeing Company, Brunswick Corporation, QubicaAMF Worldwide LLC and United Parcel Service of America, Inc.

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

        Our registered trademarks include: Panolam, Pionite, Conolite, Resopreg, Leatherlam, Nevamar, Pluswood, FRL, Melcor II, DecoCor, Chemarmor and Meluminum.

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

  •
  developing new product applications.

Employees

        As of December 31, 2008, we employed 1,042 persons (242 salaried and 800 hourly). At our Hampton, South Carolina facility, 220 hourly employees are represented by the Carpenters East Coast Industrial Council Local Union No. 3130 pursuant to a collective bargaining agreement dated October 1, 2003, which expires on October 1, 2009.

        On August 18, 2008, the National Labor Relations Board certified the International Brotherhood of Teamsters, Local 340, as the exclusive collective-bargaining representative for 248 full time and regular part time production and maintenance employees employed at our Auburn, Maine facility, but excluding all other employees, personnel employed by an outside agency, office clerical employees, professional employees, guards and supervisors as defined in the National Labor Relations Act. We will negotiate in good faith with the Local 340 until a collective bargaining agreement is reached.

        We believe that we have a good relationship with our unionized and non-unionized employees.

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

        Our Auburn, Maine facility is subject to a Compliance Order by Consent, or COC, dated May 5, 1993, issued by the State of Maine Department of Environmental Protection, or DEP, with regard to unauthorized discharges of hazardous substances into the environment. We, along with the previous owners, who are named in the COC, are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The previous owners have completed and submitted a risk assessment to the state for its review. The financial obligation of the previous owners to investigate and/or remediate is unlimited except with regard to a portion of the land at our Auburn, Maine facility, which is capped at $10.0 million. We have recorded a liability of $0.7 million at December 31, 2008 and 2007, for site remediation costs in excess of costs assumed by the previous owners. We could incur additional obligations in excess of the amount accrued and our recorded estimate may change over time. We expect this environmental issue to be resolved within the next five to ten years.

Item 1A.    Risk Factors

        Investors should carefully consider the risk factors set forth below as well as all of the other information contained in this Form 10-K. If any of the risks occur, our business, financial condition or results of operation could be materially affected.

There is substantial doubt about our ability to continue as a going concern.

        As discussed in "Item 1. Business—General," based on our significant loss in 2008, stockholder's deficit, and our debt covenant violations there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2008.

We may be unable to successfully negotiate the restructuring or refinancing of our existing indebtedness, which could have a negative impact on our ability to continue as a going concern.

        We are in violation of certain of our financial covenants under the Credit Facility, which constitutes a default under the Credit Facility. On February 27, 2009, we received a notice of default from the agent for the lenders under our Credit Facility due to our failure to comply with certain financial and reporting covenants. On March 31, 2009, we entered into a forbearance agreement with our lenders pursuant to which they have agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate our payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The terms of the Forbearance Agreement prohibit us from, among other things, paying the April 1, 2009 interest payment on the Notes. Failure to make such interest payment is a default under the indenture governing the Notes and entitles the holders of the Notes (after a thirty day grace period) to accelerate our obligations under the Notes. In addition, if we are unable to restructure or refinance the Credit Facility, our lenders could accelerate our payment obligations under the Credit Facility and, because of cross default provisions, the holders of our Notes would have the right to accelerate our obligations under the Notes.

        In the event that most or all of our obligations under the Credit Facility and Notes were to become due and payable, we would be unable to fund our payment obligations. We are in active discussions with our lenders to restructure our debt obligations; however, given the current negative conditions in our industry and the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements. We believe that the consummation of a successful restructuring is critical to our continued viability. If we are unsuccessful in restructuring our current debt or securing alternative financing arrangements, our liquidity would be adversely impacted and we may elect to file for bankruptcy protection.

Prolonged economic downturns affecting the general economy, industries we target, or our customers have materially and adversely affected, and could continue to adversely affect, our business, liquidity and results of operations.

        In the United States, decorative laminate sales have historically correlated closely with commercial and residential construction activity. A significant portion of our net sales is to companies that manufacture cabinetry, store fixtures and furniture for use by the construction industry and, in particular, the residential housing market and retail industry. Spending on new construction and renovation in both the commercial and residential markets depends, in large part, upon the overall strength of business and consumer spending, which is linked to the availability of financing for construction activity, which is further linked to the overall health of the economy and the availability of financing (including for home buyers). Reductions in construction activity, generally, materially reduce the demand for decorative laminates and adversely affect our business. The recent significant downturn in the construction industry has resulted in a material reduction in demand for decorative laminates which in turn has adversely affected our business. As deterioration in the construction industry and these markets has continued, our results of operations have suffered. We are currently experiencing, among other things, (i) lower sales volume, (ii) higher product costs, (iii) reduced margins and (iv) increased pricing pressure from our competitors. We initially felt the effects of deteriorating conditions when demand for our TFM products softened. As conditions have worsened, we are now also experiencing lower demand for our HPL products. TFM and HPL are part of our decorative overlay segment, which historically has accounted for nearly 90% of our revenues.

        We believe that the slowdown in demand for our HPL and TFM products is due primarily to weaknesses in the commercial and residential markets, respectively. Over the past year, many residential homebuilders have reported decreases in new home orders, a trend that is exacerbated by the substantial nationwide inventory of homes on the housing market, a growing wave of residential home foreclosures and limited availability of financing for developers and home buyers alike, and we cannot predict how long these trends will continue. In response to these widespread and continuing adverse conditions, we may be forced to lower prices and cut costs and improve spending efficiency in an effort to mitigate deterioration in our results of operations and financial condition. We may not be able to succeed in these efforts in the event of similar downturns in the future, which would have an adverse impact on our revenues, profitability, cash flows and financial condition. Further, the creditworthiness of our customers may deteriorate. Although to date the commercial construction sector has not experienced the same level of weakness as the residential sector, the slower economy and tighter lending conditions may cause commercial projects to be increasingly cancelled or deferred. Decreases in overall spending for new construction or renovation in any geographic region in which we do a substantial amount of business are having and could continue to have a material adverse effect on our financial condition and results of operations and deterioration in the creditworthiness of our customers could have a material adverse impact on future revenue and liquidity.

If we are able to restructure our indebtedness and continue operations, we will likely require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

        Even though we prepaid $2.0 million of debt during 2008, $20.0 million of debt during 2007, and $24.5 million during 2006, and met our interest payment obligations throughout those periods, our ability to pay the interest on our substantial indebtedness will depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

        If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments, including our Credit Facility and the indenture governing our Notes, may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material on our business, financial condition and results of operations.

Repayment of our indebtedness is dependent in part on cash flow generated by our subsidiaries.

        We conduct a significant portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent in part on our subsidiaries' ability to generate cash flow and their ability to make that cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions that enable us to make payments in respect of our indebtedness, including any replacement of our current indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Any replacement financing we secure will likely contain operating and financial covenants that may restrict our business and financing activities.

        The covenants in our current and any future financing agreements may adversely affect our ability to finance future operations, meet our capital needs or engage in business activities. Our current debt agreements, including our forbearance agreement, contain covenants that restrict our ability to:

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

  •
  incur layered debt;

  •
  transfer or sell assets; and

  •
  engage in transactions with affiliates.

        We are currently in violation of our consolidated leverage and interest coverage covenants under our existing Credit Facility.

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

        During 2008, raw materials comprised approximately 53% of our cost of goods sold. Paper, raw particleboard and resin purchases accounted for nearly all of our raw material spending in 2008. Prices for raw particleboard and chemicals required to make resins increased in 2008 as compared to 2007 due to increased utility costs and limited production capacities at certain of our suppliers. As the cost of each of these materials increases, we must raise our prices to consumers or cut other costs in order to mitigate the impact of higher costs on our margins. While we generally attempt to pass along increased raw material prices to our customers in the form of price increases, there may be a time delay between the increased raw material prices and our ability to increase the prices of our products, or we may be unable to increase the prices of our products due to pricing pressure or other factors. Recently, we have been largely unable to pass through price increases across certain of our product lines for competitive reasons.

        TFM and HPL decorative overlays are produced from a few basic raw materials. TFM production uses wood substrate, papers and melamine resins, each of which constitutes approximately one-third of the required raw materials. Papers constitute approximately 65% of the total raw materials used in HPL production. Resins, including melamine and phenolic resin, constitute the remaining HPL raw materials. Because resins are petroleum based, their prices are tied to oil prices. As the price of petroleum fluctuated dramatically during the past two years, the price of resins did as well, and we were unable to adjust the price of our HPL decorative overlay products to protect our margins at the same rate. Accordingly, our margins were negatively affected during 2007 and 2008. The price and availability of our raw materials are generally subject to market conditions affecting supply and demand. Recently, however, price and availability of certain of our raw materials, including particle board, have also been affected by consolidation amongst our suppliers, including with certain of our competitors, which has resulted in reduced availability and increased pricing pressure in the market for particle board. We believe that all of our raw materials are available at current market prices in sufficient quantities and of adequate quality. However, a substantial increase in raw material prices that we are unable to pass through to our customers or a substantial decrease in raw material supply or quality could continue to have a material adverse effect on our profitability and cash flow.

        Energy is also one of our most significant costs, and it accounted for approximately 7% of the aggregate amount of our cost of goods sold in 2008. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. Increased demand for these fuels (which could be driven by cold weather) or further supply constraints could drive prices higher. The electricity rates charged to us are impacted by the fluctuation in natural gas prices, although the degree of impact depends on each utility's mix of energy resources and the relevant regulatory situation. Historically, we have been able to successfully manage increases in the cost of energy by increasing HPL and TFM prices to offset the increased costs and by improving efficiencies in our plants. Due to the volatility of energy costs during the past year, however, we have been unable to fully pass on these energy costs, resulting in reduced margins on our products. In the event that energy costs increase again and we are unable to pass all of these costs through to our customers, it could continue to have a material adverse effect on our profitability and cash flow.

We do not generally have any contracts with the ultimate end users of our products or OEMs and they could cease their business relationship with us at any time without notice.

        Although we have contracts with a number of key commercial end-users of our products, a significant number of our end-users are retail institutions with multiple locations across the United States and Canada who purchase our products from our distributors. We do not have purchase agreements with most of these end-users. Additionally, we sell our products to OEMs and distributors who generally do not have long-term purchase commitments with us. Although many of our distributors have arrangements with us whereby we are their exclusive or preferred provider, they are not contractually bound to purchase our products and following the expiration of a notice period are free to switch their allegiance to another supplier. Accordingly, we have no control over our distributors' purchase decisions and they may switch to and from our products from time to time, and have done so in the past. Similarly, a significant number of the end users of our products and the OEMs to whom we sell our products directly can freely engage our competitors and slow, cancel or alter expansion and remodeling projects. Moreover, if a number of our larger end users or OEMs ceased or significantly curtailed operations, it would have a material adverse effect on our business.

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

        Our success depends upon the continued service of our chairman, president and chief executive officer, Robert J. Muller, and other key employees. We cannot assure you that we will retain our officers and key employees. If Mr. Muller or one or more of our other key employees were to become unavailable to us, this would have an adverse effect on our business operations and financial condition. We do not presently maintain a "key man" life insurance policy on Mr. Muller. See "Item 11. Executive Compensation"—"Employment Agreements" and "Potential Payments Upon Termination or Change of Control," for a description of the employment agreement that we entered into with Mr. Muller.

        Our future success depends on our continuing ability to hire and keep highly qualified technical and managerial personnel. Competition for qualified personnel in our industry with relevant experience is intense, and attracting and retaining such personnel could be difficult.

Genstar Capital and The Sterling Group control our company and their interests may conflict with those of other investors.

        Genstar Capital, The Sterling Group and their respective affiliates, or the Sponsors, can control the election of our directors, the appointment of members of management and the approval of all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets. The interests of the Sponsors could conflict with the interests of the holders of the notes. For example, as we encounter financial difficulties or if we are unable to pay our debts as they become due, the interests of the Sponsors as our ultimate controlling stockholders might conflict with the interests of the holders of the notes. The Sponsors may also have interests in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes.

Our results may fluctuate based on exchange rates between U.S. and Canadian dollars.

        We incur certain costs in Canadian dollars relating to our Canadian manufacturing subsidiary which could result in various factors, including fluctuations in currency exchange rates, having an adverse effect on our results of operations. On a consolidated basis, our TFM net sales tend to be evenly split between U.S. and Canadian customers but may shift depending on market demand. However, a significant amount of raw materials purchases made by our Canadian subsidiary are in Canadian dollars. We also incur labor and other operating costs at our Canadian subsidiary in Canadian dollars and make sales to Canadian customers in Canadian dollars. The net assets, net sales and cash flows from our wholly owned Canadian subsidiary are based on the U.S. dollar equivalent of such amounts measured in Canadian dollars. As a result, our Canadian subsidiary has the potential to impact our financial position due to fluctuations in the Canadian dollar arising from the process of re-measuring the local functional currency in the U.S. dollar. Any increase in the value of the U.S. dollar in relation to the Canadian dollar will adversely affect our revenues from our Canadian subsidiary when translated into U.S. dollars. We currently do not enter into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk. There can be no assurances that the foreign exchange rate with Canada will not fluctuate adversely in the future and the potential risk for translation losses is not quantifiable.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We produce TFM at four of our manufacturing facilities. HPL, FRL and Leatherlam are produced at two manufacturing facilities. We currently are operating below 50% capacity due to the downturn in sales related to current economic conditions. In 2008, capital spending comprised less than 1% of our sales.

        HPL can be shipped nationwide readily and at lower cost than TFM, because HPL overlays weigh significantly less, as they are adhesive bonded to the substrate by the customer after delivery. We serve the HPL market from our Hampton, South Carolina and Auburn, Maine manufacturing facilities and through our distribution centers in Elkhart, Indiana, Rancho Cucamonga, California, Conyers, Georgia, Shelton, Connecticut and Dallas, Texas. Our TFM manufacturing facilities are located near raw material supply sources and are well positioned to service their respective geographic markets, which include southeastern and south central Canada and the northeastern and north central United States (Huntsville, Ontario and Oshkosh, Wisconsin facilities), the southeastern United States (Norcross, Georgia facility) and the western United States and Canada (Albany, Oregon facility).

        The following table lists all of our active facilities as of December 31, 2008 and indicates the location, principal use, square footage and whether the facilities are owned or leased. Obligations under our Credit Facility are secured by all of our assets, including our owned properties.

Location	Owned/ Leased	Principal Use	Square Feet
Shelton, Connecticut	Leased	Corporate headquarters	19,000
Huntsville, Ontario	Owned	TFM manufacturing (integrated)	400,000
Oshkosh, Wisconsin	Owned	TFM manufacturing	360,000
Albany, Oregon	Owned	TFM manufacturing	170,000
Norcross, Georgia	Leased	TFM manufacturing	106,000
Auburn, Maine	Owned	HPL, FRL, Leatherlam, specialty resin and treated paper	620,000
Hampton, South Carolina	Owned	HPL manufacturing	825,000
Morristown, Tennessee	Owned	Manufacturing of industrial laminate, Conolite and FRP	185,000
Rancho Cucamonga, California	Leased	Re-distribution	97,000
Shelton, Connecticut	Leased	Re-distribution	79,000
Conyers, Georgia	Leased	Re-distribution	110,000
Elkhart, Indiana	Leased	Re-distribution	156,800
Dallas, Texas	Leased	Re-distribution	58,000
Montevideo, Minnesota	Owned	Distribution center	30,000

        The following table lists the operations that have been shut down and/or consolidated into other manufacturing and re-distribution locations during 2007 and 2008 and the current status of the location.

Location	Owned/ Leased	Principal Use	Current Status	Square Feet
Chino, California	Leased	TFM manufacturing	Plant closed in 2007 and the lease expires on June 30, 2011. The property is currently being sublet.	97,000
Elkhart, Indiana	Leased	Re-distribution	Distribution center was consolidated into a new Elkhart distribution center in 2007. The lease expires March 31, 2010 and the property is currently being sublet.	54,000
Aurora, Illinois	Leased	Re-distribution	Distribution center was consolidated into a new Elkhart distribution center in 2007. The lease expired August 30, 2007.	97,000
Reno, Nevada	Leased	Re-distribution	Distribution center was consolidated into the Rancho Cucamonga distribution center in 2007. The lease expired September 30, 2008.	22,000
Dallas, Texas	Leased	Re-distribution	Distribution center was consolidated into a new Dallas distribution center in 2007. The lease expired February 29, 2008.	31,000
Westampton, New Jersey	Leased	Re-distribution	Distribution center was consolidated into a new Shelton, CT distribution center in August 2008. The lease expired August 31, 2008.	80,000

Item 3.    Legal Proceedings

        On November 21, 2008, we entered into a settlement agreement with International Paper Company to settle all of these workers' compensation claims related to a suit involving Nevamar Company LLC, which we described in our Annual Report on Form 10-K for the year ended December 31, 2007. The workers' compensation claims covered by this settlement agreement include any related claims that are filed by any person who was previously employed, is currently employed or becomes employed by Nevamar on or before December 31, 2008. Employees hired by Nevamar after December 31, 2008 and who file claims related to alleged exposure to asbestos are not covered by the settlement agreement. On November 24, 2008 we paid the lump sum settlement amount, which we had fully reserved.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the last quarter of the year ended December 31, 2008.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of March 31, 2009, Panolam Holdings II Co. was the holder of record of all the shares of common stock, par value, $.01 per share of Panolam Industries International, Inc. (the "Panolam Industries International, Inc. Common Stock"). Also as of March 31, 2009, Panolam Holdings Co. was the holder of record of all the shares of common stock, par value, $.01 per share, of Panolam Holdings II Co. (the "Panolam Holdings II Co. Common Stock"). There is no established trading market for the Panolam Industries International, Inc. Common Stock or the Panolam Holdings II Co. Common Stock. Panolam Industries International, Inc. has never paid or declared a cash dividend on the Panolam Industries International, Inc. Common Stock, and Panolam Holdings II Co. has never paid or declared a cash dividend on Panolam Holdings II Co. Common Stock. Furthermore, Panolam Industries International, Inc. is restricted from paying dividends under the covenants of the Credit Facility and the indenture governing the Notes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Panolam Industries International, Inc. does not have any compensation plans under which its equity securities are authorized for issuance.

        As of March 31, 2009, Panolam Holdings Co. was authorized by its Certificate of Incorporation to issue 180,000 shares of common stock, par value $.01 per share (the "Panolam Holdings Co. Common Stock") of which 159,900 shares were outstanding. A group of investors led by the Sponsors and certain current members of our management, totaling 13 holders, own substantially all of the Panolam Holdings Co. Common Stock. There is no established trading market for the Panolam Holdings Co. Common Stock.

Item 6.    Selected Financial Data

        Our predecessor company for the period from January 1, 2004 to September 30, 2005 is the business as it existed before the 2005 Transactions. We completed the 2005 Transactions as of September 30, 2005, and as a result of adjustments to the carrying value of assets and liabilities resulting from the 2005 Transactions, the financial position and results of operations for periods subsequent to the 2005 Transactions may not be comparable to those of our predecessor company.

        The following table sets forth selected historical and other consolidated financial and other operating data for Panolam and its consolidated subsidiaries. Dollar figures presented in the table are in thousands. The statement of operations and other operating data as of the year ended December 31, 2004 and for the nine months ended September 30, 2005 has been derived from the audited financial statements of our predecessor company. The statement of operations and other operating data, for, and as of, the period October 1, 2005 to December 31, 2005 and for the years ended December 31, 2006, December 31, 2007 and December 31, 2008, have been derived from the audited consolidated financial statements of our successor company for those periods. The information set forth below should be read in conjunction with the information under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

			Successor
	Predecessor
			Period October 1, 2005 to December 31, 2005
	Year Ended December 31, 2004	Nine Months Ended September 30, 2005		Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Statement of Operations Data
Net sales	$280,662	$219,856	$68,371	$460,078	$424,397	$366,709
Cost of goods sold	215,245	168,350	55,413	357,494	333,529	305,017
Fixed asset impairment charge(1)	—	—	—	—	—	5,165

Gross profit	65,417	51,506	12,958	102,584	90,868	56,527
Selling, general and administrative expenses	28,927	25,827	8,429	52,783	51,271	48,943
Goodwill and other indefinite lived intangible impairment charges(2)	—	—	—	—	—	121,612
Other, net(3)	11,532	—	—	—	—	—
Transaction expenses(4)	—	6,685	263	—	—	—

Income (loss) from operations	24,958	18,994	4,266	49,801	39,597	(114,028)
Interest expense(5)	14,688	20,693	6,918	35,577	34,891	29,438
Interest income	(87)	(140)	(68)	(628)	(612)	(485)

Income (loss) before income tax (benefit) expense	10,357	(1,559)	(2,584)	14,852	5,318	(142,981)
Income tax (benefit) expense	4,282	996	(589)	3,959	(3,006)	(21,325)

Net income (loss)	$6,075	$(2,555)	$(1,995)	$10,893	$8,324	$(121,656)

		Successor
	Predecessor	Period October 1, 2005 to December 31, 2005
	Year Ended December 31, 2004		Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Balance Sheet Data (at period end):
Cash and cash equivalents	$2,443	$6,873	$10,849	$10,744	$43,452
Total assets	294,276	480,656	571,742	566,359	412,283
Total debt	209,185	284,787	339,814	319,941	343,950
Stockholder's equity (deficit)	46,182	77,755	88,941	115,962	(27,879)

			Successor
	Predecessor
			Period October 1, 2005 to December 31, 2005
	Year Ended December 31, 2004	Nine Months Ended September 30, 2005		Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Other Financial Data:
Capital expenditures	$3,981	$3,567	$5,174	$12,619	$8,838	$3,407
Ratio of earnings to fixed charges(6)	1.7x	0.9x	0.6x	1.4x	1.1x	(3.7)x
Earnings to fixed charges deficiency	—	$1,559	$2,584	—	—	$142,981

(1)
In 2008, the successor company incurred a fixed asset impairment charge of $5,165 related to its Norcross, Georgia facility which produces thermally-fused melamine.

(2)
In 2008, the successor company incurred $96,691 and $24,921 of impairment charges related to goodwill and other indefinite lived intangible assets, respectively.

(3)
In 2004, the predecessor company incurred $17,282 of expenses related to the settlement of an antitrust lawsuit filed in 2000, and the predecessor company also entered into a settlement and release agreement with a previous owner, for which $(5,750) of income was recorded.

(4)
In the nine months ended September 30, 2005, the predecessor company incurred $6,685 of expenses related to the 2005 Transactions. An additional $263 of expenses was incurred in the period from October 1, 2005 to December 31, 2005 related to the 2005 Transactions.

(5)
In connection with the 2005 Transactions and a refinancing in 2004, the predecessor company wrote off debt financing costs of $6,211, $2,914 and $2,100 for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

(6)
The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (income (loss) before income taxes (benefits) plus fixed charges) by fixed charges (interest expense, plus 33% of rent expense).

Factors Affecting Comparability of Results

  The 2005 Transactions

        On September 30, 2005, through a series of mergers and related transactions, Panolam Holdings Co. acquired the business formerly conducted by Panolam Industries Holdings, Inc. (which was controlled by affiliates of The Carlyle Group) for aggregate cash consideration of $347.5 million, less funded debt at closing and certain expenses of the transaction. The 2005 Acquisition was accounted for using the purchase method of accounting.

        Panolam Holdings Co. is controlled by the Sponsors.

        Financing for the 2005 Acquisition consisted of the following:

  •
  We borrowed $135.0 million under a seven-year term loan as part of our Credit Facility with Credit Suisse as joint lead arranger and administrative agent and Jefferies Babson Finance LLC, an affiliate of Jefferies & Company, Inc., as joint lead arranger. The Credit Facility also included a $20.0 million revolving loan for general corporate purposes from which we drew $2.5 million at the consummation of the 2005 Acquisition to fund the payment for any cash that remained on our balance sheet at closing. We repaid the revolving loan borrowing in October 2005.

  •
  We issued $151.0 million of our Notes.

  •
  The Sponsors, together with our chief executive officer and certain other members of management, contributed $80.0 million in equity to Panolam Holdings, which was subsequently contributed to our capital.

        At September 30, 2005, the total capitalized debt acquisition costs related to the 2005 Transactions were $11.5 million, of which $5.2 million related to the issuance of our Notes and $6.3 million related to the Credit Facility. During the period October 1, 2005 through December 31, 2005, we capitalized an additional $0.3 million of financing costs, $0.2 million related to our Notes and $0.1 million related to the Credit Facility. In addition, as of September 30, 2005, we incurred expenses related to the 2005 Transactions of $19.4 million. Of that amount, $5.0 million was included in selling, general and administrative expenses as compensation expense, $1.5 million of early payment penalty fees on the previous credit facility and the write-off of capitalized financing costs of $6.2 million were included in interest expense and the remaining $6.7 million was included on the statement of operations as transaction expenses. During the period October 1, 2005 through December 31, 2005, we incurred an additional $0.3 million of transaction expenses. The capitalized portions related to the financing will be amortized over the life of our Notes or Credit Facility, as appropriate.

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

        For a discussion of certain other factors affecting our results, see "Item 7. Management's Discussion and Analysis of Financial Condition—Factors Affecting our Results."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion and analysis should be read in conjunction with our audited consolidated financial statements for the fiscal years ended December 31, 2008, 2007 and 2006 and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements in the discussion and analysis regarding our expectations for the performance of our business, our liquidity and capital resources and the other non-historical statements in the discussion and analysis are forward-looking statements. Our actual results may differ from those contained in or implied by the forward-looking statements. All references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "fiscal year" are to the twelve months ended December 31 of the year referenced.

Overview

        We are a leading designer, manufacturer and distributor of decorative laminates in the United States and Canada. Our products, which are marketed under the Panolam, Pluswood, Nevamar and Pionite brand names, are used in a wide variety of commercial and residential indoor surfacing applications, including kitchen and bath cabinets, furniture, store fixtures and displays, and other specialty applications. Our decorative laminate product offerings also include a fiber reinforced laminate product ("FRL"). In addition to decorative laminates, we manufacture and distribute industrial laminate products, including Conolite and Panolam FRP, a fiber reinforced product ("FRP"). We produce and market a selection of specialty resins for industrial uses, such as powdered paint, adhesives and melamine resins for decorative laminate production, custom treated and chemically prepared decorative overlay papers for high pressure laminates, or HPL, and thermally-fused melamine, or TFM, and a variety of other industrial laminate products such as aircraft cargo liners and bowling lanes.

        We are the only vertically integrated North American manufacturer of both HPL and TFM (with the exception of particle board production in our TFM business where we purchase approximately 50%

of our needs), and we design, manufacture and distribute our products throughout our principal markets. For the years ended December 31, 2008 and 2007, we generated net sales of $366.7 million and $424.4 million, respectively. During these periods, our decorative laminates products comprised approximately 87% and 89% of our net sales, respectively.

        We offer an array of decorative and industrial laminate products from premium to commodity grades at a broad range of prices. HPL, TFM, FRL, Leatherlam, fiber reinforced plastic, or FRP, and our engineered laminates are utilized as durable and economical look-alike substitutes for natural surfacing materials such as wood, stone, leather and ceramic tile. HPL is used in surfacing applications requiring greater surface wear and impact resistance than applications using TFM. FRL, a proprietary product, is used in surfacing applications requiring greater surface wear, impact resistance and fire prevention than applications using HPL. FRP is used in the building, trucking and recreational vehicle, or RV, markets. A typical customer or end user of decorative overlays might utilize HPL, TFM, FRL, FRP or Leatherlam for different surfaces of the same project. Our TFM products consist of a standard palette of over 150 colors, patterns and wood grains. Our HPL products consist of a standard palette of approximately 500 colors, patterns and wood grains.

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

        For additional background on certain general economic factors impacting our results, see the discussion of risk factors relating to economic downturns, disruptions in the capital and credit markets, and fluctuations in the cost of raw materials in "Item 1A. Risk Factors—Risks Relating to Our Business."

Deteriorating Market Conditions and Impact on Financial Condition

        In the United States, decorative laminate sales have historically correlated closely with commercial and residential construction activity. A significant portion of our net sales is to companies that manufacture cabinetry, store fixtures and furniture for use by the construction industry and, in particular, the residential housing market and retail industry. Spending on new construction and renovation in both the commercial and residential markets depends, in large part, upon the overall strength of business and consumer spending, which is linked to the availability of financing for construction activity, which is further linked to the overall health of the economy and the availability of financing (including for home buyers). Reductions in construction activity, generally, materially reduce the demand for decorative laminates and adversely affect our business. The recent significant downturn in the construction industry has resulted in a material reduction in demand for decorative laminates which in turn has adversely affected our business. As deterioration in the construction industry and these markets has continued, our results of operations have suffered. We are currently experiencing, among other things, (i) lower sales volume, (ii) higher product costs, (iii) reduced margins and (iv) increased pricing pressure from our competitors. We initially experienced the effects of deteriorating conditions when demand for our TFM products softened. As conditions have worsened, we are now also experiencing lower demand for our HPL products.

        We believe that the slowdown in demand for our HPL and TFM products is due primarily to weaknesses in the commercial and residential markets, respectively. Over the past year, many residential homebuilders have reported decreases in new home orders, a trend that is exacerbated by the substantial nationwide inventory of homes on the housing market, a growing wave of residential home foreclosures and limited availability of financing for developers and home buyers alike. We cannot predict how long these trends will continue. In response to these widespread and continuing adverse conditions, we may be forced to lower prices and cut costs and improve spending efficiency in an effort to mitigate deterioration in our results of operations and financial condition.

        During the fourth quarter of 2008, in light of the weakening economy and our concerns about the troubled credit markets, we borrowed the full amount available under the revolver tranche of our Credit Facility. As a result, we had approximately $43.5 million in cash and cash equivalents and approximately $193.5 million in principal and interest outstanding under our Credit Facility as of December 31, 2008.

        On February 27, 2009, we received a notice of default from the agent for the lenders under our Credit Facility due to our failure to comply with certain financial and reporting covenants. On March 31, 2009, we entered into a forbearance agreement with our lenders pursuant to which they have agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate our payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The terms of the Forbearance Agreement prohibit us from, among other things, paying the April 1, 2009 interest payment on the Notes. Failure to make such interest payment is a default under the indenture governing the Notes and entitles the holders of the Notes (after a thirty day grace period) to accelerate our obligations under the Notes. In addition, if we are unable to restructure or refinance the Credit Facility, our lenders could accelerate our payment obligations under the Credit Facility and, because of cross default provisions, the holders of our Notes would have the right to accelerate our obligations under the Notes. Based on these acceleration rights, we have reclassified approximately $343.9 million from long-term debt to current debt as of December 31, 2008.

        In the event that most or all of our obligations under our Credit Facility and Notes become due and payable, we would be unable to fund our payment obligations. The failure to meet those obligations would have a material adverse effect on our operations and the interests of our creditors and stockholders. We believe that the consummation of a successful restructuring is critical to our continued viability, and we are in active discussions with our lenders to restructure our debt obligations; however given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements. We have engaged financial and legal advisors to assist us in these discussions, but if we are unable to find a timely solution, we may be compelled to file for bankruptcy protection.

        Please see Note 11 to our consolidated financial statements for additional information with respect to our Credit Facility and Notes.

Factors Affecting Our Results

  Revenue

        We generate our revenue primarily from the sale of our decorative laminates and, to a lesser extent, specialty resins, industrial laminates and decorative overlay papers in the United States and Canada. In recent periods, consistent with our continuing strategy, we have concentrated on selling finished laminated end products for their proprietary designs rather than marketing treated papers that could ultimately be used to compete against our own finished laminated products. Our focus is on high-end premium grades, such as abstract and wood grain patterned laminates that command higher prices and generate higher profit margins. For the year ended December 31, 2008, approximately 92% of our HPL sales and 67% of our TFM sales were premium grade.

        We have historically experienced higher sales in the second and third quarters of each year compared with the first and fourth quarters due primarily to seasonal fluctuations in demand. However, second, third and fourth quarter sales were lower than the first quarter this year due primarily to soft market conditions resulting from the deteriorating general economy. From time to time, we have curtailed manufacturing operations to make necessary repairs and to maintain efficiencies during slowdowns in order flow.

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

  •
  changes in the design preferences and the discretionary spending power of commercial and residential consumers who ultimately purchase our products primarily in connection with renovations, expansions and upgrades;

  •
  changes in prices, including those resulting from cost increases, which may be on a delayed basis following any cost increases, and those changes implemented for competitive reasons; and

  •
  our ability to successfully develop and launch new designs and products.

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

  Gross Profit

        Our gross profit for the year ended December 31, 2008 decreased in comparison to the twelve months ended December 31, 2007. The decrease in gross profit is primarily the result of the decreased sales volume experienced in 2008 as a result of deteriorating economic conditions coupled with rising energy costs as well as higher raw material costs especially those which are chemical and petroleum based. In addition, we incurred a fixed asset impairment charge of approximately $5.2 million relating to our Norcross, Georgia plant that also negatively impacted our 2008 gross profit margin. We include certain costs such as distribution costs in our selling, general and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such costs in their cost of goods sold.

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

  •
  advertising costs; and

  •
  warehousing costs related to our distribution centers.

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

        Administrative expenses include management salary, payroll and benefits costs, stock-based compensation expense, rent, legal and environmental compliance fees and other administrative and overhead costs. We also incurred significant additional administrative related costs in both 2008 and 2007 in connection with the preparation of a registration statement related to our Notes in October 2007 and the related ongoing auditing and Sarbanes-Oxley 404 compliance costs associated with being a public reporting company. Administrative expenses also include management fees accrued and paid to the Sponsors.

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

        Amortization costs relate to the amortization of intangible assets, which consist primarily of key customer lists, patents and trademarks. We calculate amortization on a straight-line basis over the expected useful life of the asset, with each identifiable asset assessed individually. Key customer lists, patents and trademarks are amortized over their respective estimated useful lives to their estimated residual values. These useful lives generally range from 3 to 15 years.

  Interest Expense/Interest Income

        Interest expense consists of interest on our outstanding indebtedness and the amortization of debt acquisition costs and other financial income and expenses. Interest income consists primarily of interest earned on cash balances in our bank accounts.

  Income Tax Expense (Benefit)

        Income tax (benefit) expense is incurred at the U.S. federal, and state level as well as the Canadian federal and provincial level. Our effective tax rates for the years ended December 31, 2008, 2007 and 2006 were approximately 15%, (57)% and 27%, respectively.

  The Acquisition of Nevamar

        On March 1, 2006, Panolam Industries International, Inc. acquired all of the outstanding equity securities of Nevamar Holdco, LLC, the parent of Nevamar Company, LLC, a manufacturer of decorative surface products. Nevamar is included in our results beginning on March 1, 2006. The Nevamar acquisition was accounted for using the purchase method of accounting. Nevamar designs and sells decorative laminates and other surfacing materials used in the commercial and residential furniture, fixtures and cabinet markets, as well as the graphic arts industry. The total consideration paid for Nevamar was $80.0 million, consisting of $75.0 million in cash and the issuance by Panolam Holdings Co. to the sellers of $5.0 million of junior subordinated notes. At the time of closing, $1.0 million of the purchase price was put into an escrow account, which was ultimately returned to us in the form of a working capital adjustment pursuant to the acquisition agreement. In addition, we incurred $3.9 million in closing costs related to the Nevamar acquisition. At closing we issued junior subordinated notes to the sellers against which it could offset certain amounts that would be added to it in the event we asserted a claim for indemnification under the acquisition agreement. At December 31, 2007, we had offset approximately $0.1 million in claims against the junior subordinated notes. In January 2008, we settled the junior subordinated notes with the sellers for approximately $2.4 million, and as part of the settlement agreement, we are no longer indemnified by the sellers for certain claims. As a result of the settlement, the intercompany payable to our parent, Panolam Holdings Co., was no longer outstanding as of December 31, 2008 and we recorded liabilities in accrued liabilities and other liabilities in anticipation of such unindemnified claims. In addition, we incurred $0.1 million in legal and bank fees related to this settlement. In connection with the Nevamar acquisition, we expanded our Credit Facility and borrowed an additional $80.0 million of long-term debt. Debt acquisition costs related to the $80.0 million term loan totaled $2.8 million. See Note 9, "Debt Acquisition Costs" to our consolidated financial statements for a discussion of the amortization of our debt acquisition costs.

Critical Accounting Policies

        Critical accounting policies are those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. The preparation of our condensed consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates, however, routinely require adjustment based on changing circumstances and the receipt of new or better information, and actual results may differ from these estimates under different assumptions or conditions. Management considers the Company's policies on revenue recognition, adjustments for slow moving and obsolete inventories, potentially uncollectible accounts receivable, accruals for customer rebates, income taxes, goodwill, intangible assets and long-lived assets and stock options to be critical accounting policies due to estimates, assumptions, and application of judgment involved in each.

        Actual results may differ from management's estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

  Revenue Recognition

        We recognize revenues upon shipment of products to customers, at which time, the price is fixed and determinable, collectibility is reasonably assured and all the provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled. The date of shipment corresponds to the date upon which the customer takes ownership of the product. Sales, including shipping charges, are recorded net of applicable provisions for discounts and allowances including customer rebates.

  Inventory Obsolescence

        We provide adjustments for excess, slow-moving and obsolete raw materials and finished goods based on estimates of future projections and current conditions. Such adjustments are subsequently modified only when the inventory is physically disposed.

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

  Income Taxes

        Deferred income taxes are provided on net operating loss carryovers and on the future income tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes. Deferred income tax assets and liabilities are measured using tax rates expected to apply in the years in which those temporary differences are expected to reverse. The effect of changes in income tax rates is recognized in earnings in the period in which the change occurs. We adopted FASB Interpretation No. 48 (FIN 48) on January 1, 2007 and did not result in a material change in our liability for unrecognized tax benefits as a result of implementing FIN 48. We file a consolidated federal income tax return except for our Canadian subsidiary, which files in its local jurisdiction.

  Goodwill, Intangible Assets and Long-Lived Assets

        Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually and more frequently when a triggering event occurs. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Our management makes determinations of the useful lives of our intangible assets, including intellectual property. These determinations are based on the usefulness of the specific intangible asset, as determined by management using its industry experience and employing our company strategy.

        During 2008, our business was adversely impacted by weakness in the U.S. economy and the credit markets generally and the sharp slowdown in residential and commercial construction, particularly in residential housing. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually, or whenever circumstances indicate that impairment may have occurred. We perform our required impairment tests of goodwill and other indefinite lived intangible assets as of December 31 of each year. We performed our required impairment tests of goodwill and other indefinite lived intangible assets as of December 31, 2008 and recorded impairment charges of $96.7 million and $24.9 million for goodwill and other indefinite lived intangible assets, respectively.

        Long-lived assets, including property, plant and equipment and other finite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their respective carrying amounts may not be recoverable. Assessment for possible impairment is based on our ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If the expected future cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. We recorded a fixed asset impairment charge during the year ended December 31, 2008 of approximately $5.2 million related to our Norcross, Georgia plant which produces thermally-fused melamine.

  Share-Based Payments

        We recognize compensation expense resulting from all share-based payment transactions in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value based measurement in accounting generally for all share-based payment transactions with employees. This method includes estimates and judgments pertaining to term, volatility, risk-free interest rates, and dividend yield and forfeiture rates.

Results of Operations

        The following tables set forth summary results of operations data, including the components of net income (loss) as a percentage of net sales, for the years ended December 31, 2006, 2007 and 2008.

(in thousands)	2006	2007	2008
Statement of Operations Data:
Net sales	$460,078	$424,397	$366,709
Cost of goods sold.	357,494	333,529	305,017
Fixed asset impairment charge.	—	—	5,165

Gross profit	102,584	90,868	56,527
Selling, general and administrative expenses	52,783	51,271	48,943
Goodwill and other indefinite lived intangible asset impairment charges	—	—	121,612

Income (loss) from operations.	49,801	39,597	(114,028)
Interest expense	35,577	34,891	29,438
Interest income	(628)	(612)	(485)

Income (loss) before income tax (benefit) expense	14,852	5,318	(142,981)
Income tax (benefit) expense	3,959	(3,006)	(21,325)

Net income (loss)	$10,893	$8,324	$(121,656)

	2006	2007	2008
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.7	78.6	83.2
Fixed asset impairment charge	—	—	1.4

Gross profit	22.3	21.4	15.4
Selling, general and administrative expenses	11.5	12.1	13.3
Goodwill and other indefinite lived intangible asset impairment charges	—	—	33.2

Income (loss) from operations	10.8	9.3	(31.1)
Interest expense	7.7	8.2	8.0
Interest income	(0.1)	(0.2)	(0.1)

Income (loss) before income tax (benefit) expense	3.2	1.3	(39.0)
Income tax (benefit) expense	0.8	(0.7)	(5.8)

Net income (loss)	2.4%	2.0%	(33.2)%

The Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

  Net Sales

        Net sales were $366.7 million for the year ended December 31, 2008 compared to $424.4 million for the year ended December 31, 2007, a decrease of approximately 14%. In local currencies, net sales for the year ended December 31, 2008 also declined approximately 14%. The decrease in sales for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily attributable to lower high pressure laminate, or HPL, sales which declined approximately 11% during the year ended December 31, 2008 and thermally-fused melamine, or TFM, sales which declined approximately 20% during the year ended December 31, 2008. The sales declines in both HPL and TFM for the twelve months ended December 31, 2008 were partially offset by a $7.4 million increase in industrial laminate sales related to our new fiber reinforced plastic, or FRP, products. Due to the appreciation of the Canadian dollar against the U.S. dollar, currency translation as it relates to our Canadian operation had the effect of increasing sales in the twelve months ended December 31, 2008 by approximately $2.1 million when compared to foreign exchange translations for the comparable 2007 period.

        Sales of decorative laminates were $317.9 million for the year ended December 31, 2008 compared to $375.6 million for the same period in 2007. Sales of decorative laminates, which includes both TFM and HPL (approximately 87% of net sales in 2008), decreased approximately 15% in the twelve months ended December 31, 2008 as compared to 2007.

        Sales of other products, net of the intercompany sales eliminations, principally specialty resins, decorative overlay papers and industrial laminates including FRP, were $48.8 million in both the twelve months ended December 31, 2008 and 2007. Other product sales (approximately 13% of net sales in 2008) remained relatively flat for the year ended December 31, 2008 as compared to the same period in 2007. For the year ended December 31, 2008, specialty resins accounted for approximately 5.4% of our total sales, while industrial and other specialty laminates including FRP, and decorative overlay papers accounted for approximately 5% and less than 1% of our sales, respectively.

        Our net sales for the year ended December 31, 2008 were adversely impacted by weakness in the U.S. economy generally and by the sharp slowdown in residential and commercial construction, particularly the residential housing and credit markets. As the construction and housing industries slow, we experience less demand for our products, which are incorporated into new buildings and homes, as well as buildings and homes being refurnished or remodeled. Our HPL and TFM products are most affected by these adverse market conditions. We believe that economic conditions will remain extremely challenging in the near term, and that demand for our products will likely continue to decline as a result, which could negatively impact our net sales, profitability and cash flows as well as our ability to comply with the covenants set forth in our Credit Facility. In addition to decreases in demand, we have experienced increased pressure on pricing from our competitors, particularly our more vertically integrated TFM competitors. If this trend continues, our net sales and profitability could continue to decline.

  Gross Profit

        The gross profit margin as a percentage of net sales declined to approximately 15% in the year ended December 31, 2008 from approximately 21% in the year ended December 31, 2007. The decline in our gross profit margin for the year ended December 31, 2008 was primarily attributable to lower margins on certain of our HPL and TFM products and to fluctuating costs related to energy and raw materials, especially those raw materials that are chemicals and those that are petroleum based. Our energy and raw material costs increased significantly in 2008 as compared to 2007 and we were not able to increase the selling prices of all our products to pass these higher costs through. In addition, we incurred a fixed asset impairment charge of approximately $5.2 million relating to our Norcross, Georgia plant that also negatively impacted our 2008 gross profit margin. We include certain costs such as distribution costs in our selling, general and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such costs in their cost of goods sold.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses, which primarily consist of sales and marketing expenses, were $48.9 million in the year ended December 31, 2008 compared to $51.3 million for the year ended December 31, 2007. The decrease in selling, general and administrative expenses in the year ended December 31, 2008 is primarily attributable to aggressive cost containment including headcount reductions, and consolidation of the sales and marketing functions and other synergies realized through the consolidation of the operations of Panolam and Nevamar, offset in part by additional costs associated with being a public reporting company following the consummation of the exchange offer for our Notes in October 2007. As a percentage of net sales, selling, general and administrative expenses were approximately 13% in the year ended December 31, 2008 compared to approximately 12% in the year ended December 31, 2007. The increase in this percentage in the year ended December 31, 2008 was primarily attributable to the lower sales volume in the period.

  Interest Expense

        Interest expense, which includes the amortization of debt acquisition costs, was $29.4 million for the year ended December 31, 2008 compared to $34.9 million for the same period in 2007. The decrease in interest expense in the year ended December 31, 2008 as compared to the same period in 2007 was primarily attributable to lower average debt levels resulting from the term debt prepayments of $20.0 million made in 2007 and $2.0 million made in 2008 and to a lesser extent lower average interest rates. In 2007, we also incurred approximately $1.3 million of additional penalty interest on the Notes because we did not file a registration statement with the Securities and Exchange Commission for an exchange offer involving the Notes within the time required under the registration rights agreement that we entered into with the initial purchasers of the Notes.

  Income Taxes

        Income tax provision for the year ended December 31, 2008 was a benefit of $21.3 million as compared to a benefit of $3.0 million for the year ended December 31, 2007. The effective tax rate for the year ended December 31, 2008 was 14.9% compared to (56.5)% for the year ended December 31, 2007. The decrease in the effective tax rate for the twelve months of 2008 as compared to the rate for the twelve months of 2007 was primarily attributable to the overall income tax benefit for the twelve months of 2008 being reduced by the goodwill impairment charge. The overall income tax benefit for 2008 also included a reduction of the Canadian income tax rate. For more information, please see Note 13, "Income Taxes" to our consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

  Net Income (Loss)

        Net loss for the year ended December 31, 2008 was $121.7 million compared to net income of $8.3 million for the year ended December 31, 2007, a decrease of approximately $130.0 million. The decrease in net income is primarily attributable to the 2008 impairment charges recorded for fixed assets, goodwill and other indefinite lived intangible assets. In addition, lower net sales in the year ended December 31, 2008 compared to the year ended December 31, 2007 contributed to the decline in net income, which were partially offset by decreases in the total cost of goods sold due to lower sales volume, as well as decreases in selling, general and administrative expenses, interest expense and income taxes in the twelve months ended December 31, 2008.

The Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

  Net Sales

        Net sales were $424.4 million for the year ended December 31, 2007 compared to $460.1 million for the year ended December 31, 2006, a decrease of approximately 8%. Sales for the year ended December 31, 2007 reflect Nevamar sales for the entire twelve-month period; whereas for the year ended December 31, 2006, the operating results for Nevamar, which was acquired on March 1, 2006, are included for the post-acquisition period only. Including the Nevamar sales in 2006 through March 1, 2006 with our 2006 sales would result in a number $68.8 million, or approximately 14%, higher than our sales for the year ended December 31, 2007. The decrease in sales is primarily attributable to lower TFM sales resulting from the slowdown in the residential housing market and the closing of two Nevamar TFM manufacturing facilities in Chino, California in June 2006 and a TFM manufacturing facility in Tarboro, North Carolina in February 2007. These decreases were partially offset by increased HPL sales. In addition, in 2007 we experienced increased pricing pressure with respect to our TFM products.

        Sales of decorative laminates were $375.6 million for the year ended December 31, 2007 compared to $411.6 million for the year ended December 31, 2006. Sales of decorative laminates, which include both TFM and HPL (approximately 89% of net sales) decreased approximately 9% compared to the year ended December 31, 2006. However, increasing our 2006 sales by the amount of Nevamar sales for January and February 2006 would indicate that sales of decorative laminates declined by approximately 16% in the year ended December 31, 2007 compared to the year ended December 31, 2006.

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

        The adverse sales environment in 2007 was largely the result of the slowdown in residential construction, both for new construction and renovations of existing construction, and to a lesser extent increasing softness in our commercial business. We expect the current environment to continue, or perhaps become more challenging, at least for the duration of 2009.

  Gross Profit

        The gross profit margin as a percentage of net sales decreased to 21.4% in the year ended December 31, 2007 from 22.3% in the year ended December 31, 2006. The reduction in our gross profit margin for the year ended December 31, 2007 was primarily attributable to rising costs related to energy and raw materials and higher depreciation expense which were partially offset by cost reduction initiatives related to the restructuring of Nevamar, many of which were implemented in 2006. These cost savings included headcount reductions, consolidation of manufacturing operations and other synergies realized through the consolidation of the operations of Panolam and Nevamar.

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

  Interest Expense

        Interest expense, which includes the amortization of debt acquisition costs, was $34.9 million for the year ended December 31, 2007 compared to $35.6 million for the same period in 2006, a decrease of approximately 2%. The decrease in interest expense in 2007 is primarily attributable to lower average debt levels resulting from prepayments of our term debt in an aggregate amount of

$24.5 million and $20.0 million in 2006 and 2007, respectively, and to a lesser extent lower interest rates.

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

Liquidity and Capital Resources

        We require working capital to reinvest in our business and to repay or continue prepaying our indebtedness. Our total capital expenditures were approximately $3.4 million in 2008 and assuming we can restructure our indebtedness and continue operations, we anticipate total capital expenditures to approximate $4.0 million in 2009.

        The principal sources of cash to fund our liquidity needs are cash provided by operating activities and cash provided by borrowings under our Credit Facility. Restrictive covenants in our debt agreements restrict our ability to pay dividends and make other distributions. Specifically, the Credit Facility restricts us from making payments of dividends or distributions, including to Panolam Holdings, subject to certain exceptions. Under certain circumstances we are permitted to pay dividends or distributions from our consolidated excess cash flow provided that, after giving effect to the dividend or distribution, we have a consolidated leverage ratio (calculated as a ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the Credit Facility) as of the last day of any fiscal quarter) not exceeding 3.75 to 1.00. Our Credit Facility also requires us to maintain a maximum consolidated leverage ratio (5.00 to 1.00 as of December 31, 2008 and 4.50 to 1.00 as of the end of each quarter ending during fiscal year 2009) that decreases over time and to limit the amount of our capital expenditures in any fiscal year. As of December 31, 2008, our consolidated leverage ratio was in excess of the permitted maximum amount at 6.47 to 1.00. The Credit Facility further requires us to maintain a minimum interest coverage ratio (2.00 to 1.00 as of December 31, 2008 and 2.25 to 1.00 as of the end of each quarter during fiscal year 2009) that increases over time. As of December 31, 2008, our minimum interest coverage ratio was below the required minimum at 1.71 to 1.00. For a discussion of the potential acceleration and restructuring of our indebtedness, see "Deteriorating Market Conditions and Impact on Financial Condition."

        The indenture governing our Notes also restricts us from making payments of dividends or distributions, subject to certain exceptions, unless, among other things, all such payments are less than 50% of our consolidated net income for the period from October 1, 2005 to the most recently ended fiscal quarter at the time of the payment. On March 30, 2009, the agent for the lenders under the Credit Agreement provided us with a "blockage notice" directing us not to make an April 1, 2009 interest payment on the Notes.

        When cash generated from our operations is sufficient, we may apply portions of our excess cash towards the repayment of our long-term debt. In the years ended December 31, 2008 and 2007, we prepaid long-term debt of approximately $2.0 million and $20.0 million, respectively.

  Analysis of Cash Flows and Working Capital

        Cash provided by operating activities was $15.5 million for the year ended December 31, 2008 compared to $28.1 million for the year ended December 31, 2007. The decrease of $12.6 million in cash flow for 2008 as compared to 2007 related primarily to a decrease in net income of $130.0 million and a net increase in non-cash expenses of $108.5 million including depreciation and amortization, fixed asset impairment charge, goodwill and other intangible asset impairment charges, amortization of debt acquisition costs, stock based compensation expense and deferred taxes, all of which was partially offset by a net reduction in the amount of non-cash components of working capital used in 2008 as compared to 2007 of $8.9 million. The net reduction in non-cash components of working capital resulted primarily from year-over-year decreases of $1.6 million in accounts receivable, $3.6 million in inventory and $2.0 million in other current assets, reductions of $6.8 million in income taxes payable, all of which was partially offset by an increase of $5.4 million in accounts payable and accrued liabilities. Cash provided by operating activities was $28.1 million and $42.3 million for 2007 and 2006, respectively. The decrease in cash flow in 2007 related primarily to a decrease in net income and a higher increase in the non-cash components of working capital compared to 2006, all of which was partially offset by an increase in non-cash expenses including depreciation and amortization and deferred taxes.

        Cash used by investing activities was $3.4 million for the year ended December 31, 2008 compared to $8.8 million for the year ended December 31, 2007. The decrease in cash used by investing activities in 2008 as compared to 2007 is primarily related to a decrease in capital spending of $5.4 million for year ended December 31, 2008 as compared to the year ended December 31, 2007. Cash used by investing activities was $8.8 million for the year ended December 31, 2007 compared to $90.4 million for the year ended December 31, 2006. The decrease in cash used by investing activities in 2007 as compared to 2006 is primarily related to cash expended for the Nevamar acquisition of $77.8 million in 2006 and by decreased capital spending of $3.8 million for year ended December 31, 2007 as compared to the year ended December 31, 2006.

        Cash provided by financing activities was $21.4 million for the year ended December 31, 2008 compared to a cash outflow of $20.4 million for the year ended December 31, 2007. During the year ended December 31, 2008, the net cash provided by financing activities resulted primarily from $25.9 million draw down under our revolving loan which was partially offset by $2.0 million in term debt prepayments and the settlement of the subordinated notes with the former owners of Nevamar for $2.5 million, which included approximately $0.1 million in legal and bank fees. Cash used by financing activities was $20.4 million for the year ended December 31, 2007 compared to a cash inflow of $52.1 million in the year ended December 31, 2006. During the year ended December 31, 2007, the cash used by financing activities resulted primarily from $20.0 million in term debt prepayments and $0.4 million in costs associated with the preparation of the registration statement for our Notes. During the year ended December 31, 2006, cash provided by financing activities resulted primarily from the additional term debt borrowings of $80.0 million, which we used to fund the Nevamar acquisition. For the year ended December 31, 2006, the cash from the additional term debt borrowings was offset in part by debt acquisition cost of $2.8 million and term debt repayments of $25.1 million.

        We require working capital to reinvest in our business and to repay our indebtedness. If we are able to restructure our indebtedness and continue operations, we anticipate total capital expenditures of approximately $4.0 million in 2009. Currently, the principal sources of cash to fund our liquidity needs are cash provided by operating activities and cash provided by borrowings under our Credit Facility. Restrictive covenants in our debt agreements restrict our ability to pay dividends and make other distributions. Specifically, the Credit Facility and the indenture governing our Notes restrict us from making payments of dividends or distributions, including to Panolam Holdings, subject to certain exceptions. Our Credit Facility also requires us to maintain a maximum consolidated leverage ratio (4.50 to 1.00 as of the end of each quarter ending during fiscal year 2009) that decreases over time and to limit the amount of our capital expenditures in any fiscal year. As of December 31, 2007 our consolidated leverage ratio was 4.32 to 1.00 and as of December 31, 2008 our consolidated leverage ratio was 6.47 to 1.00, thus exceeding the maximum limit. The Credit Facility further requires us to maintain a minimum interest coverage ratio (2.00 to 1.00 as of December 31, 2008 and 2.25 to 1.00 as of the end of each quarter during fiscal year 2009) that increases over time. As of December 31, 2008, our minimum interest coverage ratio was below the required minimum at 1.71 to 1.00.

        Our Credit Facility, which became effective in connection with the 2005 Transactions on September 30, 2005, initially consisted of a $135.0 million senior secured single draw seven-year term loan, and a $20.0 million senior secured five-year revolving loan. In March 2006, the term loan was increased to $215.0 million and the revolving loan was increased to $30.0 million. In the past, when cash generated from our operations was sufficient, we applied portions of our excess cash towards the repayment of our long-term debt. We prepaid $2.0 million, $20.0 million and $24.5 million of the term loan in 2008, 2007 and 2006, respectively. We had no revolver borrowings at December 31, 2007 and $25.9 million outstanding under the revolving loan at December 31, 2008. Our outstanding revolver borrowings as of December 31, 2008 reflect a decision to borrow our remaining availability under the revolving loan tranche of our Credit Facility due to the weakening economy and our concerns about the troubled credit markets. At December 31, 2008, the interest rate on the revolver borrowings was at an annual rate of 4.50%. In addition, we had letters of credit issued in respect of workers' compensation claims in an aggregate amount of $4.1 million, which also reduces our availability under the revolving loan.

        Borrowings under our Credit Facility bear interest at our option at adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The interest rates on borrowings under our revolving loan are subject to adjustment based on our leverage. At December 31, 2008 and December 31, 2007, the interest rate on the term loan facility was at annual rates of 3.22% and 7.59%, respectively. Our Credit Facility requires us to meet a maximum total leverage ratio of 5.00, a minimum interest coverage ratio of 2.00 and an annual maximum capital expenditures limitation of $8.0 million, all as of December 31, 2008. The Credit Facility also contains certain customary events of default, which in some instances are subject to grace periods.

        As of December 31, 2008, we were not in compliance with all of our financial covenants under our Credit Facility, which constitutes a default. As a result, the lenders have the ability to accelerate our payment obligations and, in the event there was availability under the revolver, we would not be permitted to borrow funds until our noncompliance is cured or waived by the lenders. On March 31, 2009, we entered into a forbearance agreement with our lenders pursuant to which they have agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility.

        The indenture governing our Notes also contains a number of covenants that restrict our ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock, pay dividends or make other equity distributions, repurchase or redeem capital stock, make investments or other restricted payments, sell assets, engage in transactions with affiliates, create liens or consolidate or merge with or into other companies, and the ability of our restricted subsidiaries to make dividends or distributions to us. On March 30, 2009, the agent for the lenders under the Credit Agreement provided us with a "blockage notice" directing us not to make an April 1, 2009 interest payment on the Notes.

  Contractual Obligations

        The following table summarizes our financial commitments as of December 31, 2008 and assuming our long-term debt is not accelerated:

		Payments by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(in thousands)
Term loan	$167,586	$—	$—	$—	$167,586	—	$—
Senior subordinated notes	151,000	—	—	—	—	151,000	—
Revolving loan	25,928	—	25,928	—	—	—	—
Capital lease obligations	26	13	13	—	—	—	—
Operating lease obligations	18,847	3,260	3,221	3,217	2,868	2,035	4,246
Purchase obligations(1)	13,044	13,044	—	—	—	—	—
Income tax obligation	3,954	3,954	—	—	—	—	—
Benefit plan obligations(2)	3,246	191	239	255	275	314	1,972
Annual management fee(3)	9,000	1,500	1,500	1,500	1,500	1,500	1,500
Fixed interest charges—revolving loan(4)	2,156	1,232	924	—	—	—	—
Fixed interest charges—term loan(4)	17,595	5,396	5,396	5,396	4,047	—	—
Fixed interest charges—senior subordinated notes(4)	77,102	16,232	16,232	16,232	16,232	12,174	—

Total contractual obligations	$492,124	$44,822	$53,453	$26,600	$192,508	$167,023	$7,718

(1)
Consists of obligations for the purchase of raw materials, other goods and services and capital purchases of plant improvements and machinery and equipment.

(2)
Consists of estimated benefit payments scheduled to be paid over the next ten years. The accrual for pension and post-retirement benefit costs is included in the balance sheet line item labeled other liabilities.

(3)
Amount for the column labeled "Thereafter" reflects only one year of additional payments. Each subsequent year would require a payment of $1,500.

(4)
Amount reflects the total interest expected to be paid through September 30, 2012 for the term loan facility computed using the interest rate in effect at December 31, 2008 of 3.22%. For the Notes, the amount reflects the total interest expected to be paid through September 30, 2013 computed using the fixed interest rate of 10.75%. For the revolving debt, the amount reflects the total interest expected to be paid through September 30, 2010 computed using the fixed interest rate of 4.50%.

        The capital leases referred to above are for forklifts in our Elkhart, Indiana distribution center. The operating leases referred to in the above table include our manufacturing facilities in Huntsville, Ontario; Oshkosh, Wisconsin; Albany, Oregon; Norcross, Georgia; Auburn, Maine; Hampton, South Carolina; and Morristown, Tennessee; our corporate headquarters in Shelton, Connecticut, our distribution centers in Elkhart, Indiana; Conyers, Georgia; Rancho Cucamonga, California; Dallas, Texas; Shelton, Connecticut; and Montevideo, Minnesota, and to the extent applicable, our closed manufacturing and distribution facilities. Leases include buildings, machinery, office equipment and vehicles.

        In April 2005, we contracted to build an addition to our Morristown, Tennessee facility for an expansion of our industrial and engineered laminates line. Construction began in the third quarter of 2005 and the project was completed in the fourth quarter of 2007. Total capital expenditures for this project were approximately $5.6 million in combined 2005, $8.6 million in 2006, $4.9 million in 2007 and $0.5 million in 2008.

Off Balance Sheet Obligations

        We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Regulatory Compliance

        We are subject to federal, state, local and foreign (Canadian) laws, regulations and ordinances pertaining, among other things, to the quality and the protection of the environment and human health and safety and that require us to devote substantial time and resources in an effort to maintain continued compliance. There can be no assurance that judicial or administrative proceedings seeking penalties or injunctive relief will not be brought against us for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which we are currently unaware. In addition, changes to such regulations or the enactment of new regulations in the future could require us to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital requirements, operating expenses and other costs associated with compliance. We believe we have adequately provided for costs related to our ongoing obligations with respect to known environmental liabilities. Expenditures related to environmental liabilities during the year ended December 31, 2008 did not have a material effect on our financial condition or cash flows. Such expenditures are related to the costs to maintain general compliance at our facilities. The majority of the costs include staffing and training expenses, permitting and emission based fees, testing and analytical fees and waste disposal fees.

        Our Auburn, Maine facility is subject to a Compliance Order by Consent, or COC, dated May 5, 1993, issued by the State of Maine Department of Environmental Protection, or DEP, with regard to unauthorized discharges of hazardous substances into the environment. We, along with the previous owners, named in the COC, are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The previous owners have completed and submitted a risk assessment to the State for its review. The financial obligation of the previous owners to investigate and/or remediate is unlimited except with regard to a portion of the land at our Auburn, Maine facility, which is capped at $10.0 million. We have recorded a liability of $0.7 million at December 31, 2008 and 2007, for site remediation costs in excess of costs assumed by the previous owners. We could incur additional obligations in excess of the amount accrued and our recorded estimate may change over time. We expect this environmental issue to be resolved within the next five to ten years.

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

        Amounts outstanding under our Credit Facility bear interest at LIBOR plus an applicable margin or at an alternate base rate plus an applicable margin. These interest rates can fluctuate based on market rates. Based on the outstanding amount of our variable rate indebtedness at December 31, 2008, a 10% change in the interest rates at December 31, 2008 would have the effect of increasing or decreasing interest expense by approximately $0.6 million. Potential interest rate impact would also be affected by utilization of the revolving loan.

        The net amounts paid or received and net amounts accrued through the end of the accounting period are included in interest expense. Interest expense also includes the amortization of debt acquisition costs.

  Foreign Currency Exchange Risk

        We have a Canadian subsidiary, Panolam Industries, Ltd., that has a manufacturing facility in Canada that sells to both Canadian and U.S. customers and purchases from both Canadian and U.S. suppliers. Our Canadian subsidiary operates within its local economic environment and utilizes its own operating cash flow to fund its operations. The Canadian subsidiary's sales tend to be evenly split between U.S. and Canadian customers but shift depending on market demand; however, a greater percentage of raw materials purchases are in local currency. As a result, when the Canadian dollar strengthens, expenses increase as a percent of sales when reported in U.S. dollars. Conversely, when the Canadian dollar weakens it has the opposite effect. At the same time the Canadian foreign exchange rate fluctuations require revaluation of the Canadian subsidiary's balance sheet resulting in foreign currency translation exchange gains or losses being charged or credited to other comprehensive income or (loss) on the balance sheet. We have not entered into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk.

        During the year ended December 31, 2008, we recorded $0.9 million in income related to net foreign exchange transaction and revaluation adjustments, compared to foreign exchange expense of approximately $1.3 million during the year ended December 31, 2007. At December 31, 2008, we had approximately $5.1million of unfavorable foreign currency translation adjustments and at December 31, 2007 we had approximately $17.6 million of favorable foreign currency translation adjustments included in stockholder's equity. There can be no assurances that the Canadian foreign exchange rate will not fluctuate adversely in the future and the potential risk for translation losses is not quantifiable.

  Commodity Price Risk

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

        We had uncollateralized accounts receivable from five nonaffiliated customers approximating 14% and 11% of total gross accounts receivable balances at December 31, 2008 and 2007, respectively. Sales to these five nonaffiliated customers were 8%, 7% and 9% of consolidated net sales for the years ended December 31, 2008, 2007 and 2006, respectively. No single customer represented over 10% of sales or accounts receivable.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 2008, 2007 and 2006, and the notes thereto, the report of our independent registered public accounting firm thereon, and the financial statement schedule begin on page F-1 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

        (a)   Disclosure controls and procedures.

        Our management, with the participation of our Chief Executive Officer and Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934.

        (b)   Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control systems were designed to provide reasonable assurance to our management and our Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") published in its report entitled "Internal Control-Integrated Framework." Based on our assessment, management has determined that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria. The Company believes that a system of controls, no matter how well designed and operated, cannot provide assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company can be detected.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

        (c)   Changes in internal controls over financial reporting.

        The Company continually seeks ways to improve the effectiveness and efficiency of its internal controls over financial reporting, resulting in frequent process refinement. However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On March 31, 2009, we entered into a forbearance agreement with the lenders under our Credit Facility pursuant to which they have agreed to forbear exercising any rights and remedies under the Credit Facility relating to our failure to comply with certain financial and reporting covenants, including their right to accelerate our payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

        Under the terms of a stockholders agreement entered into among Panolam Holdings, the Sponsors, Robert J. Muller and certain other members of our management team who invested in Panolam Holdings, each of the Sponsors has the right to elect three of our directors and is obligated to elect our Chief Executive Officer as an additional director. The following table sets forth the name, age and position of our directors and executive officers as of December 31, 2008.

Name	Age	Position
Robert J. Muller	62	Chairman, President and Chief Executive Officer
Vincent S. Miceli	51	Vice President and Chief Financial Officer
Jeffrey M. Muller	35	Vice President, Human Resources, General Counsel, and Secretary
Jean-Pierre L. Conte	45	Director
Darren J. Gold	38	Director
J. Ryan Clark	34	Director
William C. Oehmig	59	Director
Hunter Nelson	56	Director
Kent Wallace	38	Director
Richard H. Gesseck	63	Director

        Robert J. Muller has been our President and Chief Executive Officer since 1998 and our Chairman since 2000. Before joining us, Mr. Muller was Executive Vice President of Crane Co. for 13 years with responsibility for various industrial and supply businesses. Mr. Muller received a B.Ch.E from Manhattan College, an M.S. from the University of Massachusetts and an M.B.A. from the University of Delaware.

        Vincent S. Miceli is our Vice President and Chief Financial Officer and joined us in May 2006. Before that, Mr. Miceli served as Vice President of Finance for OptiCare Health Systems, Inc., an integrated eye care service company, from May 2005 after first joining the company as Director of External Reporting in 2004. From 1994 to 2004, Mr. Miceli was Assistant Corporate Controller of Amphenol Corporation, a manufacturer of interconnect products. Mr. Miceli holds an M.B.A. with a concentration in finance from the University of Hartford and a B.S. in Accounting from Quinnipiac College. Mr. Miceli is also an affiliate member of both the American Institute of Certified Public Accountants and the Connecticut Society of Certified Public Accountants.

        Jeffrey M. Muller is our Vice President, Human Resources, General Counsel, and Secretary and has been with us since 2000. Before joining us, Mr. Muller was a patent attorney with Ohlandt, Greeley, Ruggiero and Perle, LLP in Stamford, Connecticut. Prior to that, Mr. Muller was a mechanical engineer with Emcore Corporation, a provider of compound semiconductor-based components and subsystems, and was responsible for the design of Metal Organic Compound Vapor Deposition equipment. Mr. Muller received a B.S. in mechanical engineering from Manhattan College, a J.D. from Albany Law School of Union University and is admitted to practice in New York, Connecticut and the U.S. Patent and Trademark Office. Mr. Muller is the son of Robert J. Muller, our Chairman, President and Chief Executive Officer.

        Jean-Pierre L. Conte became one of our directors following consummation of the 2005 Transactions. Mr. Conte is currently Chairman and Managing Director of Genstar Capital. Mr. Conte joined Genstar Capital in 1995. Prior to leading Genstar Capital, Mr. Conte was a principal at the NTC Group, Inc., a private equity firm. He began his career at Chase Manhattan Bank in 1985. He is a director of PRA International, Inc., Harlan Laboratories, Inc., TravelCLICK, Inc. and Confie Seguros. Mr. Conte holds a B.A. from Colgate University and an M.B.A. from Harvard University.

        Darren J. Gold became one of our directors following consummation of the 2005 Transactions. Mr. Gold joined Genstar Capital in 2000 and is currently a Managing Director. Before joining Genstar Capital, Mr. Gold was an engagement manager with McKinsey & Company, a management consulting firm. He serves as a director of ConvergeOne, Voice Construction, Woods Equipment Company and International Aluminum. Mr. Gold holds a B.A. in Political Science and History from the University of California, Los Angeles and a J.D. from the University of Michigan.

        J. Ryan Clark became one of our directors following consummation of the 2005 Transactions. Mr. Clark is a Principal at Genstar Capital. Prior to joining Genstar Capital, Mr. Clark was an associate at Hellman & Friedman LLC, a private equity investment firm in San Francisco. Previously, he worked in the Mergers, Acquisitions and Restructuring Department at Morgan Stanley in New York. Mr. Clark currently serves as a director and Chairman of the Board for Confie Seguros, and a director of Fort Dearborn Company, 21st Services, LLC, MidCap Financial, LLC, Woods Equipment Company and PRA International, Inc. Mr. Clark holds an M.B.A. from Harvard University and an A.B. in Environmental Science and Public Policy from Harvard College.

        William C. Oehmig became one of our directors following consummation of the 2005 Transactions. Mr. Oehmig has been a principal with The Sterling Group since 1984, having worked previously in banking, mergers and acquisitions, and as Chief Executive Officer and Vice President and Chief Financial Officer of several private companies. Before joining The Sterling Group, Mr. Oehmig represented foreign investors in purchasing and managing U.S. companies in the oil field service, manufacturing, distribution, heavy equipment and real estate industries. He began his career in

Houston with Texas Commerce Bank in 1974. He currently serves on the boards of Propex, North American Energy Partners and Universal Fiber Systems. In addition, Mr. Oehmig served as chairman of Royster-Clark, Purina Mills and Exopack, and served as a director of Sterling Diagnostic Imaging. Mr. Oehmig received his B.S. in economics from Transylvania University and an M.B.A. from the Owen Graduate School of Management at Vanderbilt University. Mr. Oehmig resigned from our Board effective January 28, 2009 and to date a replacement for Mr. Oehmig has not been selected.

        Hunter Nelson became one of our directors following consummation of the 2005 Transactions. He has been a principal with The Sterling Group since 1989, following the sale of Fiber Industries, Inc., a manufacturer of PET fiber and bottle resin, where he served as Vice President of Administration and General Counsel from its formation in 1988. Before joining Fiber Industries, Mr. Nelson was a partner in the law firm of Andrews & Kurth L.L.P., which he joined in 1979. At Andrews & Kurth, Mr. Nelson specialized in mergers and acquisitions, securities and corporate finance and general corporate law. Mr. Nelson currently serves as a director of Propex and Roofing Supply Group and served on the boards of Sterling Diagnostic Imaging and Sterling Chemicals. Mr. Nelson received a B.B.A. in accounting and a J.D. with honors from the University of Texas at Austin.

        Kent Wallace became one of our directors following consummation of the 2005 Transactions. Mr. Wallace joined The Sterling Group in 2001 and is currently a Managing Director of The Sterling Group. Previously he was an Associate with Rocky Mountain Capital Partners and an Assistant Vice President at Long-Term Credit Bank. Mr. Wallace began his career at Coopers & Lybrand. Mr. Wallace previously served as a director of Hudson Products Holdings Inc. and currently serves as a director of Universal Fibers. He received a B.B.A. and an M.P.A. in accounting from the University of Texas and his M.B.A. with honors from the Graduate School of Business at the University of Chicago.

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

Item 11.    Executive Compensation

Compensation Discussion & Analysis

  Overview

        The compensation committee (the "Committee") of the board of directors is primarily responsible for setting the compensation for the Company's named executive officers. The objectives of the Company's executive compensation program are to attract, motivate and retain key executives and to reward executives for value creation. The Committee seeks to foster a performance-oriented environment by tying a portion of each executive's cash compensation to the achievement of performance goals based primarily on the Company's adjusted EBITDA as defined in the Credit Facility, but without using incentives that encourage risky short-term behavior.

        The Company's executive compensation program has three elements: base salary, a cash bonus plan called the Bonus Plan, which was adopted in February 2007 by the Committee, and stock options granted under the Company's 2005 Equity Incentive Plan. While the Committee believes that the named executive officers' compensation should contain an appropriate mix of salary, cash incentive compensation and equity compensation, the Committee has not established a formula for allocating executive compensation among the various elements.

        Robert J. Muller, the Company's Chief Executive Officer, has an employment agreement with the Company, which is described under "Employment Agreements" below. The employment agreement establishes Mr. Muller's base salary and bonus opportunity. Vincent S. Miceli, Vice President and Chief Financial Officer, and Jeffrey M. Muller, Vice President, Human Resources and General Counsel, also are party to employment agreements with the Company. The employment agreements for Messrs. Miceli and Muller are terminable by the Company or the executive at any time and do not establish the terms of their compensation. See "Employment Agreements." For these named executive officers, the Committee establishes a total cash compensation target based on the committee's knowledge of the industry and its experience with companies similarly situated to the Company. The Committee also considers management compensation of the Company's competitors, which include Formica and Wilsonart. Based on this information, the Committee was able to establish a benchmark for assessing the competitiveness of the Company's compensation and the appropriate allocation of compensation between cash and equity.

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

        As a matter of best practice, beginning in 2009, the Committee will review the relationship between our risk management policies and practices and the incentive compensation we provide the named executive officers to confirm that our executive compensation does not encourage unnecessary and excessive risks.

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

        Each named executive officer's base salary is established based on the Committee's industry knowledge and peer group data as described above and is adjusted based on the named executive officer's individual performance and experience. The Committee believes that executive officers with a greater level of responsibility within the Company should receive a greater percentage of their compensation based on the Company's performance. Base salaries for the named executive officers (other than the Chief Executive Officer) in 2008 were increased by approximately 11%.

        Given the limited use of equity compensation in the Company's compensation program, the Company has not to date adjusted base salaries or bonus opportunities based on any amounts realized through prior equity compensation awards.

  Cash Incentive Compensation

        Each named executive officer is eligible to receive a cash bonus equal to a percentage of his salary. The cash bonus opportunity is based upon the Company's achievement of adjusted EBITDA targets set prior to the beginning of the year. EBITDA is the Company's earnings before taking into account interest, taxes, depreciation and amortization. The Company's EBITDA may be adjusted in the sole discretion of the Committee to exclude extraordinary events and acquisitions or dispositions that occur during the year. Adjusted EBITDA is determined by adding the management fee paid to the Sponsors, non-cash compensation expense related to stock options granted to employees and certain other items to the Company's EBITDA. Adjusted EBITDA under the Bonus Plan is the same measurement used to determine compliance with financial covenants under the Company's Credit Facility.

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

        For 2008, the Committee initially set the target for adjusted EBITDA at $72.6 million. The Committee believes that at the time the target was selected there was a moderate chance that the target would be achieved. If the target was achieved, Robert J. Muller was entitled to a bonus equal to 75% of his base salary while each other named executive officer was entitled to a bonus payout of 40% of his base salary. Bonus payouts were increased or decreased based on the amount by which the Company exceeded or fell short of the adjusted EBITDA target. Cash incentive payouts for the Chief Executive Officer under the Bonus Plan ranged from 58% to 137% of his base salary depending on the adjusted EBITDA level achieved. Cash incentive payouts for the other named executive officers under the Bonus Plan ranged from 25% to 70% of the named executive officer's base salary depending on the adjusted EBITDA level achieved. No bonuses could be earned by any executive officer if the Company's adjusted EBITDA was less than $62.0 million. In fiscal 2008, officers earned no Bonus Plan payments, as adjusted EBITDA was significantly below the 2008 target.

  Equity Incentive

        The Company's executive officers are eligible to receive equity based awards under the Panolam Holdings Co. 2005 Equity Incentive Plan. To date, the Committee has only granted options to purchase shares of Panolam Holdings common stock under the Plan. Options are awarded at the discretion of the Committee and generally vest in equal annual installments over a five-year period. In determining the size of the option award granted to each named executive officer, the Committee considers equity awards received by similar officers at comparable companies and the Chief Executive Officer's views regarding the past and/or future contribution of the named executive officer to the Company's performance. The exercise price of all stock options is the per share fair market value of Panolam Holdings common stock on the date of grant. To determine the per share fair market value, the Company engaged an outside consultant to provide a valuation of the Company. In making its determination, the consultant considered the fair value based methodology of accounting for employee stock options as described in FAS 123(R).

        Newly hired executive officers typically receive grants following their hire dates, if approved by the Committee. In addition, the Committee may, in its discretion, issue additional equity incentive awards to executive officers if the Committee determines that the awards promote retention. To date, the Committee has only awarded options to named executive officers upon the closing of the 2005 Transactions (for named executive officers then employed by the Company) and to Vincent S. Miceli on May 9, 2006, his initial hiring date, and on March 5, 2007.

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

        Given the size of the equity awards granted to each named executive officer upon consummation of the 2005 Transactions or the date of hire, as applicable, and the size of each named executive officer's cash compensation, the Committee determined not to grant option awards to the named executive officers in 2006, 2007 or 2008 (other than the grants to Mr. Miceli in 2006 and 2007).

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

  Chief Executive Officer Compensation

        The Chief Executive Officer's base salary and bonus opportunity are set forth in his employment agreement. See "Employment Agreements" below. The Sponsors believe that it was exceedingly important to retain the Chief Executive Officer in connection with their acquisition of the Company and negotiated the employment agreement as part of their acquisition of the Company.

        Total compensation paid to the Company's Chief Executive Officer in 2008 was significantly higher than that of the other named executive officers. The Committee and the Board of Directors believe that the Chief Executive Officer's pay is appropriate given his job experience, responsibilities and length of service with the Company. The Committee uses the same factors in recommending the compensation of the Chief Executive Officer as it does for the other participants in the Bonus Plan though the targets for the Chief Executive Officer were initially set forth in his employment agreement. Those targets were adjusted by the Committee and the Board of Directors in 2006 due to the Company's acquisition of Nevamar. The Chief Executive Officer's base salary for 2008 was $650,000. The Chief Executive Officer did not receive a cash incentive payment for fiscal 2008 under the Bonus Plan.

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

SUBMITTED BY THE COMPENSATION
COMMITTEE OF THE BOARD OF
DIRECTORS

Darren J. Gold, Chair
Hunter Nelson
Robert J. Muller

Summary Compensation Table

Name and Position	Year	Salary ($)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation ($)(3)	Total ($)
Robert J. Muller	2008	$650,000	$269,319	—	$7,750	$927,069
Chairman, President and	2007	$650,000	$269,319	$377,845	$6,396	$1,303,560
Chief Executive Officer	2006	$633,333	$269,319	$965,000	$7,500	$1,875,152

Vincent S. Miceli(4)	2008	$198,333	$74,882	—	$4,100	$277,315
Vice President and	2007	$185,000	$69,345	$47,500	$2,625	$304,470
Chief Financial Officer	2006	$112,500	$26,897	$95,500	—	$234,897

Stephen C. Feuring(5)	2008	$189,583	$53,870	—	$163,559	$407,012
Vice President, Sales	2007	$185,000	$53,870	$47,500	$6,150	$292,520
and Marketing	2006	$168,333	$53,870	$142,523	$4,500	$369,226

Jeffrey M. Muller	2008	$189,583	$53,870	—	$7,000	$250,453
Vice President, Human	2007	$170,000	$53,870	$43,750	$6,750	$274,370
Resources and General Counsel	2006	$153,333	$53,870	$130,646	$6,067	$343,916

(1)
The amounts shown in the Option Awards column represent the dollar amounts recognized in 2007 and 2006 for financial statement reporting purposes, as computed in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"). For information regarding significant factors, assumptions and methodologies used in our computations pursuant to FAS 123(R) with respect to awards of stock options, see Note 15, "Stock Options," to the Company's consolidated financial statements for the year ended December 31, 2008 included in this report.

(2)
Represent amounts paid resulting from the achievement of EBITDA goals established by the Company's compensation committee.

(3)
The amounts shown in the "All Other Compensation" column represent matching contributions under the Company's 401(k) plan and the taxable value of certain life insurance benefits.

(4)
Mr. Miceli joined the Company on May 9, 2006. Mr. Miceli's payout under the Company's non-equity incentive compensation plan was based on his pro rated 2006 salary.

(5)
Mr. Feuring's employment was terminated by the Company on December 11, 2008. Included in "All Other Compensation" was $143,000 of termination compensation in accordance with his employment agreement, $8,750 of severance compensation, $6,150 of 401(k) plan company contributions, and $5,659 of unused vacation compensation. As part of Mr. Feuring's severance compensation and in accordance with his employment agreement, he will receive an additional $96,250 through June 2009.

Grants of Plan-Based Awards

        There were no options granted to our named executive officers during the year ended December 31, 2008.

Employment Agreements

  Robert J. Muller

        Panolam Industries International, Inc. and Panolam Holdings entered into a Second Amended and Restated Employment Agreement with Robert J. Muller to serve as our Chief Executive Officer effective upon the closing of the 2005 Acquisition. The agreement has an initial term ending on December 31, 2010 and, after such date, Mr. Muller will continue to serve for additional one-year terms, unless either party terminates the agreement in accordance with its provisions.

        Mr. Muller's base salary was set at $550,000 per year and may be increased upon the Company's achievement of certain levels of earnings before interest, taxes, depreciation and amortization, or EBITDA, in any year. On April 1, 2006, Mr. Muller's base salary was set at $650,000. Once increased, Mr. Muller's base salary may not be decreased. Mr. Muller is also entitled to an annual bonus the amount of which is determined by the adjusted EBITDA of the Company in any calendar year and the amount by which adjusted EBITDA trails adjusted EBITDA targets for that year as established by the Board of Directors of Panolam Holdings. Under the employment agreement, Mr. Muller is also entitled to participate in all employee benefit programs, fringe benefits and perquisites available to senior executives of the Company and Panolam Holdings.

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

  Vincent S. Miceli and Jeffrey M. Muller

        Panolam Industries International, Inc. has entered into an employment agreement with each of Vincent S. Miceli and Jeffrey M. Muller. These employment agreements are terminable by either party at any time. These employment agreements provide that each of the named executive officers will be entitled to certain payments and benefits in the event that their employment is terminated without cause. See "Potential Payments Upon Termination or Change of Control."

  Stephen C. Feuring

        The Company terminated the employment of Stephen C. Feuring on December 11, 2008. Under the terms of Mr. Feuring's employment agreement with the Company, his employment was terminable by either party at any time. The employment agreement provided that Mr. Feuring would be entitled to receive certain payments and benefits in the event that the Company terminated his employment without cause. Those payments and benefits are substantially the same as those to which Mr. Miceli or Mr. Jeffrey Muller would be entitled. See "Potential Payments Upon Termination or Change of Control," for a description. In connection with Mr. Feuring's termination, he has received and will receive those payments and benefits described in Note (5) to the Summary Compensation Table.

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

Outstanding Equity Awards

        The following table shows information regarding outstanding options to acquire stock of Panolam Holdings held by our named executive officers as of December 31, 2008:

Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price	Option Expiration Date
Robert J. Muller	September 30, 2005	5,333	3,556	$500.00	September 30, 2015
Vincent S. Miceli	May 9, 2006	200	300	$500.00	May 9, 2016
	March 5, 2007	100	400	$750.00	May 9, 2017
Stephen C. Feuring(2)	September 30, 2005	1,067	711	$500.00	September 30, 2015
Jeffrey M. Muller	September 30, 2005	1,067	711	$500.00	September 30, 2015

(1)
The options vest ratably over a five-year period on each annual anniversary of the grant date.

(2)
Mr. Feuring's employment was terminated by the Company on December 11, 2008. In accordance with the option agreement, Mr. Feuring had 30 days from his termination date in which to exercise 1,067 of vested options. Mr. Feuring did not exercise his vested options and on January 11, 2009, all of Mr. Feuring's vested and nonvested options were cancelled.

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
  we will pay him:

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

  •
  any stock options exercisable as of the termination date will remain exercisable until 30 days following the termination date, any stock options that later become exercisable will expire 30 days after they become exercisable and all other stock options shall expire upon termination of Mr. Muller's employment;

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

        Death.    Under our employment agreement with Mr. Muller, if he dies during the term of his employment agreement, then:

  •
  we will pay to his estate or his beneficiaries his base salary for a period of 90 days following his death;

  •
  we will pay to his estate or his beneficiaries a pro rata annual bonus for the year in which his death occurs;

  •
  any unvested stock options will vest to the extent set forth in the agreement granting the stock options, provided that any stock options that would have become exercisable within six months following Mr. Muller's death had Mr. Muller not died will automatically become exercisable; and

  •
  any stock options that are or become exercisable will remain exercisable as provided in the agreement granting the option, but must be exercised within two years following Mr. Muller's death.

        Disability.    Under our employment agreement with Mr. Muller, if Mr. Muller becomes disabled during the term of his employment, then:

  •
  we will pay him to age 65, 60% of his base salary in effect at the time of the termination of his employment less the amount of any disability benefits provided under a disability insurance plan of the Company, Panolam Holdings or any of their affiliates;

  •
  we will pay him a pro rata annual bonus for the year in which the termination of his employment because of disability occurs;

  •
  any unvested stock options will vest to the extent set forth in the stock option agreement granting the options, provided that any stock options that would have become exercisable within six months following the termination of Mr. Muller's employment had Mr. Muller's employment not been terminated will automatically become exercisable;

  •
  any stock options that are or become exercisable shall remain exercisable as provided in the agreement granting the stock option, but must be exercised within two years following the termination of Mr. Muller's employment; and

  •
  he and his family members will continue to receive medical benefits and life insurance coverage for a period of three years to the extent that they were receiving such benefits at the time of termination.

        Change of Control.    Under our employment agreement with Mr. Muller, in the event that a change of control occurs during the term of Mr. Muller's employment or within one year after the termination of Mr. Muller's employment without cause or by expiration of the term of Mr. Muller's employment pursuant to a notice of non-extension from the Company, then all stock options then held by Mr. Muller will become fully exercisable. Options vesting upon a notice of non-renewal delivered within one year of a change of control will remain exercisable for two years from the termination of Mr. Muller's employment. Options vesting in connection with a change of control that do not involve a notice of non-renewal will remain exercisable for two years from the date of the change of control.

        Assuming Mr. Muller's employment was terminated under each of these circumstances on December 31, 2008, such payments and benefits would have had an estimated value of:

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

(1)
The Company received an independent valuation to determine the fair value of its common stock on each date that options are granted under the 2005 Equity Incentive Plan. No valuation was conducted as of December 31, 2008 and therefore the Company is not able to determine the value of the accelerated options as of such date. The fair value of the Company's common stock on March 5, 2007 was $750 per share and therefore, the approximate value of the shares of common stock net of the exercise price of the options that could be acquired as a result of the accelerated options set forth in this column on such date was $1,333,250.

  Vincent S. Miceli and Jeffrey M. Muller

        If we terminate the employment of Vincent S. Miceli or Jeffrey M. Muller (the "executives") Without Cause, we are obligated to make certain payments to them and provide them with certain post-termination benefits per the terms of their employment agreements. For these purposes, "Without Cause" is defined to mean any termination other than a termination for Cause or as a result of the executive's resignation, retirement, death or disability. Under the employment agreements, "Cause" is defined to mean (i) conviction of or entering a plea of guilty or nolo contendere to a felony, a crime of moral turpitude, dishonesty, breach of trust or unethical business conduct, or any crime involving the business of the Company or its affiliates; (ii) willful misconduct, willful or gross neglect, fraud, misappropriation, embezzlement, or theft in the performance of the executive's duties, or otherwise to the detriment of the Company or any of its affiliates; (iii) willful failure to adhere to the policies and practices of the Company or to devote substantially all of the executive's business time and effort to the affairs of the Company; (iv) breach of the employment agreement in any material respect; (v) the commission of any theft, embezzlement, fraud or other intentional act of dishonesty involving any other person; or (vi) willful violation of the Company's Protecting Confidential Information Policy, Conflicts of Interest Policy, or Business Ethics Policy. Without Cause also includes executive's termination of his employment on 30 days' written notice to the Company following the occurrence of any of the following events without the executive's prior written consent provided that the Company has not cured all grounds for such termination within 20 days after receipt of the executive's written notice: (i) any reduction in the executive's base salary or target annual bonus or any material reduction in any employee benefit or perquisite enjoyed by the executive, (ii) any material dimunition in the executive's duties or responsibilities, or (iii) the relocation of the Company's or the executive's principal office to a location more than 50 miles from Shelton, Connecticut.

        In the event that the executive's employment is terminated Without Cause, the Company will:

  •
  pay six months of the executive's annual salary from the date of termination in equal installments according to the Company's normal payroll schedule;

  •
  pay the executive a lump sum equal to the largest annual bonus payment paid to the executive within the last three years prior to his termination; and

  •
  permit the executive to continue to participate for six months after the termination date in all medical, dental, vision, hospitalization and life insurance coverages and in all other employee welfare benefit plans, programs and arrangements in which he or his family members were participating on the termination date, on terms and conditions that are no less favorable than those that applied on such date, provided that the executive's entitlements to such coverages and benefits shall expire to the extent that equivalent coverages and benefits (determined on a coverage-by-coverage and benefit-by-benefit basis) are provided under the plans, programs or arrangements of a subsequent employer.

        The receipt of these payments and benefits by an executive is conditioned upon his compliance with the non-solicitation and non-competition provisions contained in the employment agreement during the period that the executive is receiving such payments or benefits.

        Assuming Vincent S. Miceli's employment was terminated Without Cause on December 31, 2008, such payments and benefits would have had an estimated value of $209,188. Assuming Jeffrey M. Muller's employment was terminated Without Cause on December 31, 2008, such payments and benefits would have had an estimated value of $224,334.

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

Director Compensation

        All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings. In addition, Mr. Gesseck receives one annual retainer of $40,000 for all of his services to the board of directors and any board committees on which he serves. In March 2007, Mr. Gesseck also received a grant of options to purchase 50 shares of common stock of Panolam Holdings. No options were granted to Mr. Gesseck in 2008.

        The following table summarizes the fees and other compensation earned by our directors for their service on our Board of Directors and any committees of the Board of Directors during 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(3)	Total ($)
Jean-Pierre L. Conte(1)	—	—	—
Darren J. Gold(1)	—	—	—
J. Ryan Clark(1)	—	—	—
William C. Oehmig(2)	—	—	—
Hunter Nelson(2)	—	—	—
Kent Wallace(2)	—	—	—
Richard H. Gesseck	$40,000	$8,554	$48,554

(1)
Jean-Pierre L. Conte, Darren J. Gold and J. Ryan Clark, who are employees of Genstar Capital, did not directly receive fees from us for their service as directors. However, we paid Genstar Capital fees of $937,500 in 2008 related, among other things, to the service of those individuals on our board of directors. $187,500 of such fees was paid with respect to services provided during 2007.

(2)
William C. Oehmig, Hunter Nelson and Kent Wallace, who are employees of The Sterling Group, did not directly receive fees from us for their service as directors. However, we paid The Sterling Group fees of $937,500 in 2008 related, among other things, to the service of those individuals on our board of directors. $187,500 of such fees was paid with respect to services provided during 2007. Mr. Oehmig resigned from our Board effective January 28, 2009 and to date a replacement for Mr. Oehmig has not been selected.

(3)
The amounts shown in the Option Awards column represent the dollar amounts recognized in 2008 for financial statement reporting purposes, as computed in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"). Such amounts are deemed the grant date fair value of the Option Awards. For information regarding significant factors, assumptions and methodologies used in our computations pursuant to

  FAS 123(R) with respect to awards of stock options, see Note 15, "Stock Options," to the Company's consolidated financial statements for the year ended December 31, 2008 included in this report.

Compensation Committee Interlocks and Insider Participation

        The members of our compensation committee are Robert J. Muller, Darren J. Gold and Hunter Nelson. Other than Robert J. Muller, no member of our compensation committee is or was during 2008 an employee, or is or ever has been an officer, of the Company. No executive officer of the Company served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of our board of directors or compensation committee.

        The Sponsors and their affiliates, own over 92% of the beneficial common stock of our ultimate parent company, Panolam Holdings Co. Representatives of the Sponsors hold six of the eight seats on our board of directors. Darren J. Gold is a member of our compensation committee and a Managing Director of Genstar Capital. Hunter Nelson is a member of our compensation committee and partner with The Sterling Group. We have entered into certain transactions with the Sponsors relating to the management of the Company, their ownership of Panolam Holdings Co. common stock and certain related matters. For a description of these transactions, see "Item 13.—Certain Relationships and Related Transactions, and Director Independence—Relationships and Related Party Transactions between the Company and the Sponsors and their Affiliates."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        All of our outstanding common stock is owned by Panolam Holdings II Co., 20 Progress Drive, Shelton, Connecticut 06484. All of the outstanding common stock of Panolam Holdings II Co. is owned by Panolam Holdings Co., 20 Progress Drive, Shelton, Connecticut 06484.

        The following table gives information as of March 15, 2009 about the beneficial ownership of Panolam Holdings Co. common stock, which is its only outstanding class of stock, by:

  •
  each stockholder that we know beneficially owns more than 5% of the Panolam Holdings Co. common stock;

  •
  each member of our board of directors; and

  •
  each of our executive officers.

Except as otherwise indicated, beneficial ownership is based on sole voting and investment power.

Name And Address of Beneficial Owner	Number of Shares	Percent Of Class
Genstar Capital Partners IV, L.P.(a)(1)	74,198	46.4%
Stargen IV, L.P.(a)(1)	3,157	2.0%
Sterling Group Partners II, L.P.(b)(2)	60,921	38.1%
Sterling Group Partners II (Parallel), L.P.(b)(2)	16,434	10.3%
Robert J. Muller, Jr.(c)(3)	9,333	5.6%
Stephen C. Feuring(c)(4)	200	*
Jeffrey M. Muller(c)(5)	1,267	*
Vincent S. Miceli(c)(6)	500	*
Jean-Pierre L. Conte(a)(7)	77,355	48.4%
Darren J. Gold(a)	—	*
J. Ryan Clark(a)	—	*
William C. Oehmig(b)(2)(8)(10)	77,355	48.4%
Hunter Nelson(b)(2)(8)	77,355	48.4%
Kent Wallace(b)	40	*
Richard H. Gesseck(c)(9)	20	*
All directors and executive officers as a group(1)(2)(3)(5)(6)(9)	165,870	99.4%

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

(3)
Includes 5,333 shares of common stock subject to options exercisable within 60 days of March 15, 2009.

(4)
Represents 200 shares of common stock owned by Mr. Feuring. Mr. Feuring was terminated by the Company on December 11, 2008 and all of his vested, unexercised options have since expired.

(5)
Includes 1,067 shares of common stock subject to options exercisable within 60 days of March 15, 2009.

(6)
Includes 500 shares of common stock subject to options exercisable within 60 days of March 15, 2009.

(7)
Includes the 74,198 shares owned by Genstar IV and the 3,157 shares owned by Stargen IV, L.P., as to which Mr. Conte may be deemed to have investment and voting power because of his position with Genstar Capital. Mr. Conte disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(8)
Includes the 60,921 shares owned by Sterling Group Partners II, L.P. and the 16,434 shares owned by Sterling Group Partners II (Parallel), L.P.

(9)
Includes 20 shares of common stock subject to options exercisable within 60 days of March 15, 2009.

(10)
Mr. Oehmig resigned from the board of directors effective January 28, 2009.

Equity Compensation Plan

        Panolam Holdings Co. adopted the 2005 Equity Incentive Plan ("Option Plan") to provide for the granting of non-qualified stock options to certain key employees and/or directors of the Company. The following table sets forth information regarding the Panolam Holdings Co. equity compensation plan as of December 31, 2008. Panolam Holdings Co.'s stockholder-approved Option Plan is described further in Note 15, "Stock Options," to the consolidated financial statements contained in of this report. See also "Item 11. Executive Compensation—Compensation Discussion & Analysis—Equity Incentive."

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	13,945	$513	3,833
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

	13,945	$513	3,833

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

  •
  provides that three directors shall be designated by each of the Sponsors and that Panolam Holdings' Chief Executive Officer shall be elected as a director; and

  •
  places restrictions on certain significant actions of Panolam Holdings without the consent of two-thirds of the Holders, including certain issuances of securities, acquisitions or similar transactions outside the ordinary course of business and certain significant capital expenditures.

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

Advisory Services Agreement

        In connection with the 2005 Acquisition, Panolam Holdings and the Sponsors entered into an advisory services agreement whereby the Sponsors agreed to provide management, business strategy, consulting, advisory and financial services with respect to the organization of Panolam Holdings and its subsidiaries, the structuring of the 2005 Acquisition, employee benefit and compensation arrangements and other matters. The agreement also provides that Panolam Holdings and its subsidiaries, jointly and severally, will indemnify the Sponsors against liabilities relating to their services. For these services, Panolam Holdings paid the Sponsors, at the closing of the 2005 Acquisition, a one-time closing fee of $7.0 million and reimbursed the Sponsors for their expenses. In addition, Panolam Holdings will pay the Sponsors, in addition to expenses, an annual consulting fee of $1.5 million in the aggregate, payable pro rata, on a quarterly basis and an advisory fee equal to 2.0% of the aggregate consideration in the event Panolam Holdings consummates an acquisition or disposition in the future. For the years ended December 31, 2008 and 2007, we paid consulting fees to the Sponsors of approximately $1.9 million and $1.3 million, respectively. Genstar Capital received approximately $1.0 million and $0.6 million of the consulting fee paid to the Sponsors for the years ended December 31, 2008 and 2007, respectively. The Sterling Group received approximately $0.9 million and $0.7 million of the consulting fee paid to the Sponsors for the years ended December 31, 2008 and 2007, respectively.

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

Item 14.    Principal Accountant Fees and Services

        In addition to retaining Deloitte & Touche LLP ("D&T") to audit the consolidated financial statements of Panolam for 2008, Panolam retained D&T to provide other auditing and advisory services in 2008. Panolam understands the need for D&T to maintain objectivity and independence in its audit of Panolam's financial statements. To minimize relationships that could appear to impair the objectivity of D&T, Panolam's Audit Committee is required to pre-approve all non-audit work performed by D&T.

        The aggregate fees billed for professional services by D&T in 2008 and 2007 for these various services were:

Type of Fees	2008	2007
Audit Fees	$1,203,615	$1,211,121
Audit-Related Fees	—	66,675
Tax Fees	1,194	12,500

Total	$1,204,809	$1,290,296

        In the table above, in accordance with the Securities and Exchange Commission's definitions and rules, "audit fees" are fees Panolam paid D&T for professional services for the audit of Panolam's consolidated financial statements included in Panolam's Form 10-K, Registration Statement on Form S-4, review of financial statements included in Panolam's Form 10-Q and for services that are normally provided by the accountant in connection with the review of other filings and consents; "audit-related fees" are fees for audits and reviews of financial statements to satisfy lender agreement requirements for comfort letter and pension audits; and "tax fees" are fees for tax compliance and other tax consultation related to transactions consummated by Panolam during 2008 and 2007.

Pre-Approval of Audit and Non-Audit Services

        Our Audit Committee is responsible for appointing our independent auditor and approving the terms of the independent auditor's services. The Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below, and must pre-approve any internal control related service, including any changes in the nature, scope or extent of such services.

Audit Services

        Under the policy, the Audit Committee is to approve the engagement of our independent auditor each fiscal year and pre-approve each audit and audit-related service to be performed by such independent auditor, including, but not limited to, the audit of our financial statements and the provision of an attestation report on management's evaluation of our internal controls over financial reporting. As noted above, the Audit Committee must specifically approve, in advance, any proposed change in the nature, scope or extent of any internal control related service.

Non-Audit Services

        In accordance with the pre-approval policy, the Audit Committee must pre-approve non-audit services that may be performed by the independent auditor during the fiscal year. The Audit Committee will approve the provision of only those non-audit services deemed permissible under the federal securities laws and regulations. The Audit Committee may delegate to the Chair of the Audit Committee the authority to approve additional permissible non-audit services to be performed by the independent auditor, provided that the full Audit Committee shall be informed of such approval at its next scheduled meeting.

        All services performed by D&T in fiscal 2008 were pre-approved by the Audit Committee pursuant to the foregoing pre-approval policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2008

Report of Independent Registered Public Accounting Firm on Schedules

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

        Schedules other than those reflected below have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

SCHEDULE II
PANOLAM INDUSTRIES INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2008, 2007 and 2006
(In thousands)

	Balance at beginning of period	Charged (Credited) to cost and expenses	Acquisition	Deductions/Other	Balance at end of period
2008 allowance for doubtful accounts	$7,048	$(610)	—	$(460)	$5,978
2007 allowance for doubtful accounts	$7,252	$(212)	—	$8	$7,048
2006 allowance for doubtful accounts	$1,908	$2,392	$2,568	$384	$7,252

(a)(3) Exhibits

EXHIBIT NUMBER	EXHIBIT TITLE
2.1	Agreement and Plan of Merger dated as of July 16, 2005 by and among GS Holdings Co., PIH Acquisition Co., Panolam Industries Holdings, Inc. and TC Group, L.L.C.*
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
2.4	Amendment No. 1 to Acquisition Agreement entered into as of February 28, 2006 among Kohlberg Management IV, L.L.C., as representative for the Sellers and Panolam Industries International, Inc.*
3.1	Certificate of Incorporation of Panolam Industries International, Inc. (previously named PII Third, Inc.).*
3.2	Amendment to Certificate of Incorporation of Panolam Industries International, Inc. (previously named PII Third, Inc.) dated December 18, 1997.*
3.3	Amendment to Certificate of Incorporation of Panolam Industries International, Inc. (previously named PII Third, Inc.) dated December 22, 1998.*
3.4	Certificate of Incorporation of Panolam Industries, Inc. (previously named Pan Acquisition, Inc.).*
3.5	Amendment to Certificate of Incorporation of Panolam Industries, Inc. (previously named Pan Acquisition, Inc.).*
3.6	Certificate of Incorporation of Pioneer Plastics Corporation (previously named PPC Acquisition Corporation).*
3.7	Amendment to Certificate of Incorporation of Pioneer Plastics Corporation (previously named PPC Acquisition Corporation).*

EXHIBIT NUMBER	EXHIBIT TITLE
3.8	By-Laws of Panolam Industries International, Inc. (previously named PII Third, Inc.).*
3.9	By-Laws of Panolam Industries, Inc. (previously named Pan Acquisition, Inc.).*
3.10	By-Laws of Pioneer Plastics Corporation (previously named PPC Acquisition Corporation).*
3.11	Certificate of Incorporation of Nevamar Holding Corp.*
3.12	By-Laws of Nevamar Holding Corp.*
3.13	Certificate of Formation of Nevamar Holdco, LLC.*
3.14	Amended and Restated Limited Liability Company Agreement of Nevamar Holdco, LLC.*
3.15	Certificate of Formation of Nevamar Company, LLC (previously named KNDP Acquisition Company, LLC).*
3.16	Amendment to Certificate of Formation of Nevamar Company, LLC (previously named KNDP Acquisition Company, LLC).*
3.17	Fifth Amended and Restated Limited Liability Company Agreement of Nevamar Company, LLC.*
4.1	Indenture dated September 30, 2005 among PIH Acquisition Co., Panolam Industries International, Inc., the Guarantors and Wells Fargo Bank, National Association.*
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

EXHIBIT NUMBER	EXHIBIT TITLE
10.3	Second Amendment to Credit Agreement, dated as of March 1, 2006, by and among Panolam Industries International, Inc., Panola Holdings II, Co., Credit Suisse, Cayman Islands Branch, as administrative agent, and the Credit Support Parties listed on the signature pages thereof.*
10.4
Third Amendment to Credit Agreement and Limited Waiver dated as of March 30, 2007 by and among Panolam Industries International, Inc., Panolam Holdings II, Co., Credit Suisse, Cayman Islands Branch, as administrative agent, and the Credit Support Parties listed on the signature pages thereof.*
10.5	Security Agreement dated September 30, 2005 by and among Panolam Industries International, Inc. and Credit Suisse.*
10.6	Holdings Guaranty dated September 30, 2005 by Panolam Holdings II Co. in favor of Credit Suisse.*
10.7	Subsidiary Guaranty dated September 30, 2005 by Panolam Industries, Inc. and Pioneer Plastics Corporation in favor of Credit Suisse.*
10.8	Panolam Holdings Co. 2005 Equity Incentive Plan.*
10.9	Form of Panolam Holdings Co. 2005 Equity Incentive Plan Employee Non Statutory Stock Option Agreement.*
10.10	Panolam Holdings Co. 2005 Equity Incentive Plan Employee Non Statutory Stock Option Agreement with Robert J. Muller, Jr.*
10.11	Second Amended and Restated Employment Agreement dated September 6, 2005 by and among Panolam Industries International, Inc., Panolam Industries Holdings, Inc., and Robert J. Muller, Jr.*
10.12	Advisory Services Agreement dated September 30, 2005 between Panolam Holdings Co. and Genstar Capital LLC and The Sterling Group, L.P.*
10.13	Management Rights Letter from Panolam Holdings Co. to Sterling Group Partners II, L.P. and Sterling Group II (Parallel), L.P.*
10.14	Stockholders Agreement between Panolam Holdings Co. and the Holders.*
10.15	Employment Agreement dated September 19, 2007 between Panolam Industries International, Inc. and Vincent S. Miceli.*
10.16	Employment Agreement dated September 19, 2007 between Panolam Industries International, Inc. and Stephen C. Feuring.*
10.17	Employment Agreement dated September 19, 2007 between Panolam Industries International, Inc. and Jeffrey M. Muller.*
10.18	2008 Panolam Industries International, Inc. Bonus Plan (incorporated herein by reference to Exhibit 10.18 of Panolam Industries International, Inc.'s Annual Report on Form 10-K filed March 31, 2008).
12.1	Statement regarding ratio of earnings to fixed charges.
21.1	Subsidiaries of the Registrant.
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	EXHIBIT TITLE
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference to Panolam Industries International, Inc. Registration Statement on Form S-4 filed on October 1, 2007.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Shelton, State of Connecticut on the 31st day of March 2009.

PANOLAM INDUSTRIES INTERNATIONAL, INC.
By:	/s/ ROBERT J. MULLER Robert J. Muller Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on the 31st day of March 2009.

Signature	Title

/s/ ROBERT J. MULLER, JR. Robert J. Muller, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer); Director
/s/ VINCENT S. MICELI Vincent S. Miceli	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ JEAN-PIERRE L. CONTE Jean-Pierre L. Conte	Director
/s/ DARREN J. GOLD Darren J. Gold	Director
/s/ J. RYAN CLARK J. Ryan Clark	Director
/s/ HUNTER NELSON Hunter Nelson	Director
/s/ KENT WALLACE Kent Wallace	Director
/s/ RICHARD H. GESSECK Richard H. Gesseck	Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

        The Registrant has not sent an annual report or proxy material to security holders.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Panolam Industries International, Inc.
Shelton, Connecticut

        We have audited the accompanying consolidated balance sheets of Panolam Industries International, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder's (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant loss, stockholder's deficit, and the Company's debt covenant violations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 13 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 31, 2009

PANOLAM INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
NET SALES	$366,709	$424,397	$460,078
COST OF GOODS SOLD	305,017	333,529	357,494
FIXED ASSET IMPAIRMENT CHARGE	5,165	—	—

GROSS PROFIT	56,527	90,868	102,584
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	48,943	51,271	52,783
GOODWILL AND OTHER INDEFINITE LIVED INTANGIBLE ASSET IMPAIRMENT CHARGES	121,612	—	—

(LOSS) INCOME FROM OPERATIONS	(114,028)	39,597	49,801
INTEREST EXPENSE	29,438	34,891	35,577
INTEREST INCOME	(485)	(612)	(628)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(142,981)	5,318	14,852
INCOME TAX (BENEFIT) EXPENSE	(21,325)	(3,006)	3,959

NET (LOSS) INCOME	$(121,656)	$8,324	$10,893

See notes to consolidated financial statements.

 PANOLAM INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(In thousands, except share data)

	Dec. 31, 2008	Dec. 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,452	$10,744
Accounts receivable, less allowances of $5,978 in 2008 and $7,048 in 2007	14,193	19,269
Inventories	55,136	58,151
Other current assets	18,575	18,920

Total current assets	131,356	107,084
PROPERTY, PLANT AND EQUIPMENT—Net	218,330	265,045
GOODWILL	—	102,460
INTANGIBLE ASSETS—Net	52,083	82,921
DEBT ACQUISITION COSTS—Net	7,057	8,814
OTHER ASSETS	3,457	35

TOTAL	$412,283	$566,359

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,913	$11,780
Accrued liabilities	19,585	25,667
Current portion of long-term debt	343,937	47
Other current liabilities	—	1,313

Total current liabilities	370,435	38,807
LONG-TERM DEBT, LESS CURRENT PORTION	13	319,894
DEFERRED INCOME TAXES	61,498	81,229
DUE TO PANOLAM HOLDINGS CO.	—	5,619
OTHER LIABILITIES	8,216	4,848

Total liabilities	440,162	450,397
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDER'S (DEFICIT) EQUITY:
Common stock, $.01 par value—200 shares authorized, 200 shares outstanding	—	—
Additional paid-in capital	81,528	81,038
Accumulated (deficit) earnings	(104,434)	17,222
Accumulated other comprehensive (loss) income	(4,973)	17,702

Total stockholder's (deficit) equity	(27,879)	115,962

TOTAL	$412,283	$566,359

See notes to consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S (DEFICIT) EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Stockholder's (Deficit) Equity
			Additional Paid-in Capital	Accumulated Earnings (Deficit)			Comprehensive Income (Loss)
	Shares	Amount
BALANCE—December 31, 2005	200	$—	$80,118	$(1,995)	$(368)	$77,755
Net income for the year ended December 31, 2006				10,893		10,893	$10,893
Stock option expense			487			487
Repurchase and cancellation of common stock			(50)			(50)
Other comprehensive income (loss):
Foreign currency translation adjustment					28	28	28
Minimum pension liability—net of income taxes of $65					(172)	(172)	(172)

Comprehensive income							$10,749

BALANCE—December 31, 2006	200	—	80,555	8,898	(512)	88,941
Net income for the year ended December 31, 2007				8,324		8,324	$8,324
Stock option expense			483			483
Adjustment to initially apply FAS 158, net of tax					217	217
Other comprehensive income:
Foreign currency translation adjustment					17,650	17,650	17,650
Minimum pension liability—net of income taxes of $174					347	347	347

Comprehensive income							$26,321

BALANCE—December 31, 2007	200	—	81,038	17,222	17,702	115,962
Net loss for the year ended December 31, 2008				(121,656)		(121,656)	(121,656)
Stock option expense			490			490
Other comprehensive (loss):
Foreign currency translation adjustment					(22,373)	(22,373)	(22,373)
Amortization of pension costs					(302)	(302)	(302)

Comprehensive loss							$(144,331)

BALANCE—December 31, 2008	200	$—	$81,528	$(104,434)	$(4,973)	$(27,879)

See notes to consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(121,656)	$8,324	$10,893
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31,305	30,230	25,408
Fixed asset impairment charge	5,165	—	—
Goodwill and other indefinite lived intangible asset impairment charges	121,612	—	—
Deferred income tax benefit	(19,775)	(492)	(5,143)
Amortization of debt acquisition costs	1,757	2,341	3,247
Stock based compensation expense	490	483	487
Other	499	(2)	181
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,659	3,091	13,263
Inventories	1,838	(1,765)	5,512
Other current assets	1,063	(909)	(1,851)
Accounts payable and accrued liabilities	(12,552)	(7,111)	(13,151)
Income taxes payable/receivable	1,812	(5,011)	4,264
Other	(714)	(1,094)	(802)

Net cash provided by operating activities	15,503	28,085	42,308
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,407)	(8,838)	(12,619)
Acquisition, net of acquired cash	—	—	(77,801)

Net cash used in investing activities	(3,407)	(8,838)	(90,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(2,043)	(20,000)	(25,098)
Settlement of amount due to Panolam Holdings Co.	(2,482)	—	—
Proceeds from long-term debt	—	3	80,000
Borrowings under revolving credit facility	25,928	—	5,000
Payment of debt acquisition costs	—	(405)	(2,764)
Repurchase and cancellation of common stock	—	—	(50)
Repayment of borrowings under revolving credit facility	—	—	(5,000)

Net cash provided by (used in) financing activities	21,403	(20,402)	52,088

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(791)	1,050	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	32,708	(105)	3,976
CASH AND CASH EQUIVALENT—Beginning of period	10,744	10,849	6,873

CASH AND CASH EQUIVALENTS—End of period	$43,452	$10,744	$10,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$27,777	$32,873	$32,032

Cash payments for income taxes, net of refunds	$(4,286)	$2,497	$4,726

See notes to consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

1. BUSINESS AND BASIS OF PRESENTATION

        Panolam Industries International, Inc. (the "Company") designs, manufactures and distributes decorative overlay products, primarily thermally fused melamine panels ("TFMs") and high-pressure laminate sheets ("HPLs"), throughout the United States and Canada. The Company markets its products through independent distributors and directly to kitchen and bathroom cabinet, furniture, and store fixture original equipment manufacturers ("OEMs"). The Company wholly-owns, the following companies:

  •
  Panolam Industries, Ltd.

  •
  Panolam Industries, Inc.

  •
  Pioneer Plastics Corporation ("Pioneer")

  •
  Nevamar Holding Corp. (see Note 3)

        The Company's consolidated financial statements include the accounts of Panolam Industries International, Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of the Company's consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, discounts and rebates, inventories, income taxes, long-lived assets, and share-based payments. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management considers the Company's policies on revenue recognition, adjustments for slow moving and obsolete inventories, potentially uncollectible accounts receivable, accruals for customer rebates, income taxes, goodwill, intangible assets and long-lived assets and stock options to be critical accounting policies due to estimates, assumptions, and application of judgment involved in each. See Note 4, "Summary of Significant Accounting Policies" for additional discussion of the Company's policies.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of the going concern uncertainty. This assumes a continuation of operations and the realization of assets and liabilities in the ordinary course of business. The Company had a net loss of $121,656 for the year ended December 31, 2008. The net loss is principally attributable to $96,691 of goodwill impairment and $24,921 of trade name impairments taken during the year as well as insufficient revenue to cover the Company's high percentage of fixed costs, including the interest costs on its debt and depreciation expense. The Company also had a stockholder's deficit of $27,879 at December 31, 2008. As discussed in Note 11, "Debt and Capital Lease Obligations," as of December 31, 2008, the Company was not in compliance with all of its financial and reporting covenants under the Credit Facility, which constitutes a default. As a result, the lenders have the ability to accelerate the payment obligations and, in the event there was availability under the revolver, the Company would not be permitted to borrow funds until its noncompliance is cured or waived by the lenders. The Company does not expect to be in compliance with the financial covenants as of March 31, 2009, the next compliance measurement date.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

1. BUSINESS AND BASIS OF PRESENTATION (Continued)

        On February 27, 2009, the Company received a notice of default from the agent for the lenders under its Credit Facility due to the Company's failure to comply with certain financial and reporting covenants. On March 31, 2009, the Company entered into a forbearance agreement with its lenders pursuant to which they have agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate the Company's payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The terms of the Forbearance Agreement prohibit the Company from, among other things, paying the April 1, 2009 interest payment on the Notes. Failure to make such interest payment is a default under the indenture governing the Notes and entitles the holders of the Notes (after a thirty day grace period) to accelerate the Company's obligations under the Notes. In addition, if the Company is unable to restructure or refinance the Credit Facility, its lenders could accelerate its payment obligations under the Credit Facility and, because of cross default provisions, the holders of the Notes would have the right to accelerate the Company's obligations under the Notes. Based on these acceleration rights, the Company has reclassified approximately $343.9 million from long-term debt to current debt as of December 31, 2008.

        In the event that most or all of the Company's obligations under the Credit Facility and Notes become due and payable, the Company would be unable to fund its payment obligations. The Company is in active discussions with its lenders to restructure its debt obligations; however, given the current negative conditions in its industry and the economy generally and the credit markets in particular, the Company cannot give any assurance that it will be successful in restructuring its debt or finding alternative financing arrangements. The Company has engaged financial and legal advisors to assist them in these discussions, but if the Company is not able to find a timely solution, it may be compelled to file for bankruptcy protection.

        As a result of the these factors, there is substantial doubt about the Company's ability to continue as a going concern.

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

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

2. THE TRANSACTION (Continued)

        The parent of Holdings II, Panolam Holdings Co. ("Panolam Holdings"), is controlled by Genstar Capital LLC ("Genstar Capital") and The Sterling Group (collectively the "Sponsors").

        Financing for the acquisition consisted of the following (see Note 11):

  •
  The Company entered into a new senior credit facility, or Credit Facility, for a total amount of $155,000. The Credit Facility has a term loan tranche of $135,000 and a revolving loan tranche for $20,000 for general corporate purposes. $2,500 of the revolving loan was drawn at the consummation of the acquisition to fund any cash on the balance sheet at closing, which was repaid in October 2005.

  •
  The Company issued $151,000 of its 10 3/4% Senior Subordinated Notes due 2013 (the "Notes").

  •
  The Sponsors, together with the chief executive officer and certain other members of management, contributed $80,000 in equity to Panolam Holdings, which was subsequently contributed to the capital of the Company.

3. THE ACQUISITION OF NEVAMAR

        On March 1, 2006, Panolam Industries International, Inc. acquired all of the outstanding equity securities of Nevamar Holdco, LLC, the parent of Nevamar Company, LLC ("Nevamar") a leading manufacturer of decorative surface products. Nevamar is included in the results of the Company beginning on March 1, 2006. Nevamar designs and sells decorative laminates and other surfacing materials used in the commercial and residential furniture, fixtures and cabinet markets, as well as the graphic arts industry. The total consideration paid for Nevamar was $80,000, consisting of $75,000 in cash and the issuance by Panolam to the sellers of $5,000 of junior subordinated notes. At the time of closing, $1,000 of the purchase price was put into an escrow account, which was ultimately returned to the Company in the form of a working capital adjustment pursuant to the acquisition agreement. In addition, the Company incurred $3,863 in closing costs related to the Nevamar acquisition. Certain indemnity claims Panolam may have under the acquisition agreement may be offset against the subordinated notes issued to the sellers. At December 31, 2007, the Company offset approximately $138 in claims against the junior subordinated notes. In January 2008, the Company settled the junior subordinated notes with the sellers for $2,377 and as part of the settlement agreement, the Company will no longer be indemnified by the sellers for certain claims. As a result of the settlement, the intercompany payable to the Company's parent, Panolam Holdings Co., was no longer outstanding as of December 31, 2008 and the Company recorded liabilities in accrued liabilities and other liabilities in anticipation of such unindemnified claims. In addition, the Company incurred $105 in legal and bank fees related to this settlement. In connection with the Nevamar acquisition, the Company expanded its Credit Facility and borrowed an additional $80,000 of long-term debt. Debt acquisition costs related to the $80,000 loan totaled $2,764. See Note 9.

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

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

3. THE ACQUISITION OF NEVAMAR (Continued)

        The following unaudited pro forma consolidated financial statements have been prepared from the statement of operations for the year ended December 31, 2006 to give effect to our acquisition of Nevamar. The acquisition occurred on March 1, 2006 and the following pro forma statement gives effect as if the acquisition had occurred on January 1, 2006. The assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with the unaudited pro forma consolidated financial data.

        The unaudited pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma consolidated financial data do not purport to represent what the results of operations or financial condition would have been had the Nevamar acquisition actually occurred on the date indicated, nor do they purport to project the results of the operations or financial condition for any future period or as of any future date.

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

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

3. THE ACQUISITION OF NEVAMAR (Continued)

(3)
Includes additional interest expense for the two months resulting from the Nevamar acquisition, which is calculated as follows:

Interest on new borrowings(a)	$954
Increase in amortization of debt acquisition cost	68
Interest on new borrowings(b)	66
Nevamar interest expense(c)	(281)

$807

  (a)
  Represents pro forma interest expense calculated using an interest rate of 7.28% on the $80,000 of additional draw down under the Company's Credit Facility, which was the applicable interest rate at the time of the borrowing.

  (b)
  Represents pro forma interest expense calculated using the fixed interest rate of 8.0% on the intercompany payable of $5,000 to Panolam Holdings related to the issuance of junior subordinated notes to the former owners of Nevamar.

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

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

        Revenue Recognition—Revenues are recognized upon shipment of products to customers, at which time, the price is fixed and determinable, collectibility is reasonably assured and all the provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled. The date of shipment corresponds to the date upon which the customer takes ownership of the product. Sales, including shipping charges, are recorded net of applicable provisions for discounts and allowances including customer rebates.

        Cash and Cash Equivalents—Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less when purchased. The majority of our money market funds at December 31, 2008 were maintained with one financial institution. We maintain our cash deposits and cash equivalents with well-known and stable financial institutions. However, we

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

have significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk. With the current financial environment and the instability of financial institutions we cannot be assured that we will not experience losses on our deposits, however, we have not experienced any losses on our deposits of cash and cash equivalents to date.

        Allowance for Uncollectible Accounts; Discounts and Rebates—The Company reviews its trade accounts receivable balances for collectibility on a regular basis and whenever events and circumstances indicate that the carrying amount may not be collectible and provides for any unrealizable amounts. In making such determinations, the Company uses its industry experience, customer history and current economic factors. In addition, the Company provides allowances for cash discounts based on the average annual expected discounts and also provides for rebates based on experience by customer and the current period's rebatable sales projections.

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

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually, or whenever circumstances indicate that impairment may have occurred. The Company performs its required impairment tests of goodwill and other indefinite lived intangible assets as of each December 31. The Company performed its required impairment tests of goodwill and other indefinite lived intangible assets as of December 31, 2008 and recorded impairment charges of $96,691 and $24,921 for goodwill and other indefinite lived intangible assets, respectively. No impairment was required to be recognized in 2007 or 2006.

        Investments—The Company maintained no investments at December 31, 2008 and 2007.

        Impairment of Long-Lived Assets and Other Finite Life Intangibles—Long-lived assets, including property, plant and equipment and other finite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that their respective carrying amounts may not be recoverable by applying a recoverability test based on projections of undiscounted future cash flows. If estimates of future undiscounted cash flows are insufficient to recover the carrying value of the long-lived asset group, the Company compares the fair value of the asset group to the net book value to determine if the carrying value is impaired. As a result of testing during the fourth quarter, the Company recorded $5,165 in impairment of fixed assets.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Foreign Currency Translation—The local currency is the functional currency for the Company's Canadian operation. Assets and liabilities denominated in Canadian dollars are translated at the exchange rate in effect at the balance sheet date. Statement of operations amounts are translated using the average exchange rate for the year. The gains and losses resulting from the changes in the exchange rates from year to year are reported in other comprehensive income (loss) as a separate component of stockholder's (deficit) equity.

        Shipping and Handling Costs—Shipping and handling costs of $19,947, $22,337 and $26,721 for the years ended December 31, 2008, 2007 and 2006, respectively, are recorded in cost of goods sold in the consolidated statements of operations.

        Advertising Expense—The cost of advertising is expensed as incurred. The Company incurred $4,110, $2,656 and $2,776 in advertising costs during the years ended December 31, 2008, 2007 and 2006, respectively.

        Research and Development Expense—The cost of research and development is expensed as incurred. The Company incurred $698, $813 and $633 in research and development costs during the years ended December 31, 2008, 2007 and 2006, respectively.

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

        Stock Options—Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payments. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value based measurement in accounting generally for all share-based payment transactions with employees. This method includes estimates and judgments pertaining to term, volatility, risk-free interest rates, dividend yields and forfeiture rates.

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

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Significant Customers and Concentration of Credit Risk—The Company primarily sells HPLs and TFMs to various distributors and OEM customers. The Company extends credit to its customers based on an evaluation of their financial condition. The Company reviews its trade accounts receivable balances for collectibility whenever events and circumstances indicate that the carrying amount may not be collectible and provides currently for any unrealizable amounts.

        The Company had uncollateralized accounts receivable from five nonaffiliated customers approximating 14% and 11% of total gross accounts receivable balances at December 31, 2008 and 2007, respectively. Sales to these five nonaffiliated customers were 8%, 7%, and 9% of consolidated net sales for the years ended December 31, 2008, 2007 and 2006, respectively. No single customer represented more than 10% of sales or accounts receivable at December 31, 2008 and 2007.

        New Accounting Pronouncements—In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity's financial position, performance and cash flow. Pursuant to the transition provisions of this statement, the Company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This statement is not likely to impact the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements including an amendment of Accounting Research Bulletin ("ARB") No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. It is not expected to have a material impact on the Company's consolidated financial statements.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which became effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted this statement in 2008 and elected not to adopt the fair value option for any of its eligible financial instruments and other items.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 ("FSP 157-2") that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Other than this deferred portion, the Company adopted SFAS No. 157 in 2008 and it did not have a material impact on its consolidated financial statements. The Company adopted the deferral of FSP 157-2 on January 1, 2009, and such adoption did not have a material impact on its consolidated financial statements.

5. INVENTORIES

        Inventories consist of:

	December 31,
	2008	2007
Raw materials	$23,798	$25,029
Work in process	5,557	5,877
Finished goods	25,781	27,245

	$55,136	$58,151

6. OTHER CURRENT ASSETS

        Other current assets consist of:

	December 31,
	2008	2007
Income taxes receivable	$5,327	$5,176
Deferred income taxes—current (see Note 13)	4,728	3,206
Prepaid insurance	2,557	2,887
Other current assets	5,963	7,651

	$18,575	$18,920

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

7. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net consists of:

	December 31,
	2008	2007
Land	$4,896	$5,096
Buildings and improvements	61,552	66,766
Machinery and equipment	226,087	242,269
Construction in process	2,334	3,855

	294,869	317,986
Accumulated depreciation	(76,539)	(52,941)

	$218,330	$265,045

        Depreciation expense was $27,291, $26,069 and $21,152 for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation expense related to the Company's manufacturing processes and administrative functions is included in the consolidated statement of operations in cost of goods sold and selling, general and administrative expenses, respectively. Capitalized interest expense was zero, $655 and $439 for the years ended December 31, 2008, 2007 and 2006. Capital leases of $15 and $69 at December 31, 2008 and 2007, respectively, are included in machinery and equipment. As described in Note 4, as a result of testing for recoverability during the fourth quarter, the Company recorded an impairment charge related to its fixed assets of $5,165.

8. GOODWILL AND INTANGIBLE ASSETS, NET

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142") on January 1, 2002. SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets be tested for impairment at least on an annual basis. The Company performs an annual impairment test at December 31, or more frequently should conditions that could affect fair value change significantly.

        The Company has two reporting units, as defined under SFAS No. 142: Decorative Laminates and Other. A reporting unit is defined as an operating segment or one level below an operating segment. The Company's reporting units are equivalent to its operating segments, as there is no discrete financial information available for the separate components of the segment, or all of the components of the segment have similar economic characteristics. Prior to recording the goodwill impairment charge, $93,772 in recorded goodwill resided under the Company's Decorative Laminate reporting unit and $2,919 resided under the Other reporting unit.

        During the fourth quarter of 2008, there was continued deterioration in the U.S. economy and the credit markets generally, and particularly in residential and commercial construction, which resulted in further sales declines. This deterioration had a significant impact on the Company's business and management therefore revised its forward-looking business projections downward, and used the updated projections to perform the Company's annual test for goodwill impairment on December 31. The first step in the goodwill impairment test compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. Based on this testing, management determined that the fair value of both of the reporting units determined under step 1 was less than the carrying value of its reporting units. Accordingly, management performed a step 2 analysis to determine

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

8. GOODWILL AND INTANGIBLE ASSETS, NET (Continued)

the extent of the goodwill impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. Based on the results of step 2, the Company concluded that the carrying value of the goodwill of both reporting units was fully impaired. This resulted in a non-cash impairment charge of $96,691. There was no such goodwill impairment charge in 2007 or 2006.

        The Company additionally performed impairment testing related to its indefinite lived intangible assets in accordance with SFAS No. 142. This involves comparing the fair value to the recorded carrying value of the assets. As a result of this analysis, the Company recorded an impairment charge of $24,921 related to indefinite lived intangible assets. In 2007 and 2006, the Company did not record any impairment charges related to indefinite lived intangible assets.

        The Company accounts for finite-lived intangible assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These assets are grouped with other long-lived assets and are reviewed for impairment whenever events or changes in circumstances indicate that their respective carrying amounts may not be recoverable. Assessment for possible impairment is based on the Company's ability to recover the carrying value of the long-lived asset group from the expected future pre-tax cash flows (undiscounted and without interest charges). If the expected future cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. No impairment charges related to finite lived intangible assets were recorded in 2008, 2007 or 2006.

        Intangible assets, net include the following:

	December 31,
	2008			2007
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Patents and trademarks	$9,407	$2,829	3, 12, 14	$9,134	$1,853	3, 12, 14
Key customer list	43,574	9,270	15	43,574	6,365	15
Other	1,220	1,220	3, 10	1,602	1,195	3, 10
Trademarks and tradenames with indefinite useful lives	11,201	—	—	38,024	—	—

	$65,402	$13,319		$92,334	$9,413

        Amortization expense was $4,014, $4,161 and $4,130 for the years ended December 31, 2008, 2007 and 2006, respectively. Expected amortization expense for 2009 through 2013 follows:

2009	$3,688
2010	3,660
2011	3,660
2012	3,660
2013	3,660

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

9. DEBT ACQUISITION COSTS

        At December 31, 2008 and 2007, the debt acquisition costs and accumulated amortization was as follows:

	December 31,
	2008			2007
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Debt Acquisition Costs	$14,967	$7,910	7	$14,967	$6,153	7

        Amortization of debt acquisition costs for the years ended December 31, 2008, 2007 and 2006, was $1,757, $2,341 and $3,247, respectively. Amortization expense related to debt acquisition costs is included in interest expense. During 2007, the Company incurred $405 of additional debt acquisition costs associated with the registration of the Notes with the Securities and Exchange Commission.

10. ACCRUED LIABILITIES

        Accrued liabilities consist of:

	December 31,
	2008	2007
Salaries, wages and employee benefits	$5,635	$9,383
Interest	4,058	4,297
Customer rebates	2,240	2,383
Insurance	2,026	2,336
Freight	827	1,590
Other	4,799	5,678

	$19,585	$25,667

11. DEBT AND CAPITAL LEASE OBLIGATIONS

        Long-term debt consists of:

	December 31,
	2008	2007
Senior Subordinated Notes, due 2013, face amount $151,000 less discount of $590 in 2008 and $714 in 2007, bearing interest at 10.75%	$150,410	$150,286
Senior Secured Term Loan, maturing 2012, bearing interest at December 31, 2008 of 3.22% and 7.59% at December 31, 2007	167,586	169,586
Revolver borrowings, bearing interest at December 31, 2008 of 4.50%	25,928	—
Capitalized lease obligations	26	69

	343,950	319,941
Current portion	(343,937)	(47)

	$13	$319,894

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

11. DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

        Senior Subordinated Notes—As part of the Transaction (see Note 2); the Company issued the Notes on September 30, 2005. Interest is paid semi-annually in arrears on April 1 and October 1; interest payments commenced on April 1, 2006. The Notes will mature on October 1, 2013. The Company capitalized a total of $5,420 of financing fees that are being amortized over the life of the Notes. The Notes are guaranteed by all of the Company's subsidiaries including Nevamar, except Panolam Industries Limited (the Canadian subsidiary). These guarantees are joint and several and full and unconditional.

        Senior Secured Term Loan and Revolving Credit Loan—As part of the Transaction (see Note 2), the Company entered into the Senior Secured Term Loan and Loan (the "Credit Facility") which originally provided for an aggregate committed amount of up to $155,000 consisting of two tranches; a $135,000 term loan and a $20,000 revolving loan. The term and revolver borrowings may be designated as base rate or Eurodollar rate borrowings, as defined, plus an applicable interest margin. The applicable interest margin on the revolver is reset quarterly based upon certain ratios as defined in the credit agreement. As of December 31, 2008, the Company had $25,928 in revolver borrowings and no revolver borrowings at December 31, 2007. The outstanding revolver borrowings as of December 31, 2008 reflect a decision by the Company to borrow its remaining availability under the revolving credit facility due to the uncertainty in both the economy and the credit markets and in order to have as much liquidity as possible to respond to further downturns in the business. As of December 31, 2008 and 2007, the Company had letters of credit issued for worker's compensation claims in an aggregate amount of $4,072 outstanding under the Credit Facility. The term loan portion of the Credit Facility is for 7 years and the revolving loan portion is for 5 years.

        The original quarterly repayment amount of the term loan facility was $338 with the balance due at September 30, 2012. Subsequent to the amendment of the Credit Facility, the repayment of the principal amount of the amended term loan facility was scheduled to be paid in quarterly installments of $538 beginning March 31, 2006 with the balance of the principal due on September 30, 2012. During the years ended December 31, 2007 and 2006, the Company prepaid $20,000 and $24,539 of its term loan balance, respectively, and during the year ended December 31, 2008, the Company prepaid an additional $2,000 of its term loan balance. As a result of the prepayments, the Company is no longer required to make any repayment of future principal installments until September 30, 2012, the loan maturity date. The interest rate on the term loan facility was 3.22% at December 31, 2008.

        The Credit Facility covenants limit, among other things, the Company's ability to incur debt, pay dividends, change its capital structure, make guarantees, assume liens, and dispose of assets. These covenants include requirements for the Company to maintain a maximum total leverage ratio of 5.0 and a minimum interest coverage ratio of 2.0, as well as an annual maximum capital expenditures limitation of $8,000 all as of December 31, 2008. The Credit Facility also contains certain customary events of default, which in some instances are subject to grace periods. As of December 31, 2008, the Company was not in compliance with certain financial and reporting covenants including its leverage and interest coverage covenants under its Credit Facility, which constitutes a default thereunder. Furthermore, the Company does not expect to be in compliance with the financial covenants as of March 31, 2009, the next compliance measurement date. As a result, the lenders under the Credit Facility have the ability to accelerate the Company's obligations to make payments under the Credit Facility and, in the event there was availability under revolver, the Company would not be permitted to borrow funds until the noncompliance is cured or waived by the lenders.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

11. DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

        On February 27, 2009, the Company received a notice of default from the agent for the lenders under its Credit Facility due to the Company's failure to comply with certain financial and reporting covenants. On March 31, 2009, the Company entered into a forbearance agreement with its lenders pursuant to which they have agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate the Company's payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The terms of the Forbearance Agreement prohibit the Company from, among other things, paying the April 1, 2009 interest payment on the Notes. Failure to make such interest payment is a default under the indenture governing the Notes and entitles the holders of the Notes (after a thirty day grace period) to accelerate the Company's obligations under the Notes. In addition, if the Company is unable to restructure or refinance the Credit Facility, its lenders could accelerate its payment obligations under the Credit Facility and, because of cross default provisions, the holders of our Notes would have the right to accelerate the Company's obligations under the Notes. Based on these acceleration rights, the Company has reclassified approximately $343.9 million from long-term debt to current debt as of December 31, 2008.

        In the event that most or all of the Company's obligations under the Credit Facility and Notes become due and payable, the Company would be unable to fund its payment obligations. The Company is in active discussions with its lenders to restructure its debt obligations; however, given the current negative conditions in its industry and the economy generally and the credit markets in particular, the Company cannot give any assurance that it will be successful in restructuring its debt or finding alternative financing arrangements. The Company has engaged financial and legal advisors to assist them in these discussions, but if the Company is not able to find a timely solution, it may be compelled to file for bankruptcy protection.

        The indenture governing the Company's Notes also contains a number of covenants that restrict the Company's ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock, pay dividends or make other equity distributions, repurchase or redeem capital stock, make investments or other restricted payments, sell assets, engage in transactions with affiliates, create liens or consolidate or merge with or into other companies, and the ability of the Company's restricted subsidiaries to make dividends or distributions to the Company. Future principal debt payments are expected to be paid with cash flow generated by operations. On March 30, 2009, the agent for the lenders under the Credit Agreement provided the Company with a "blockage notice" directing the Company not to make an April 1, 2009 interest payment on the Notes.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

11. DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

        The Company has used the funds under the Credit Facility, together with the proceeds from the Notes and the capital contribution (see Note 2), to fund the retirement of the Company's previously outstanding first and second lien loans, to repay the shareholders of the Predecessor Company and for working capital requirements, permitted encumbrances, capital expenditures, the Nevamar acquisition and other general corporate purposes.

        At December 31, 2008, the Company's future debt principal payments are scheduled as follows and are based on the original terms and conditions of the Company's Credit Facility and Notes. This schedule does not reflect the condition that if the debt holders chose to accelerate the obligations, all amounts shown below would be due and payable in 2009:

2009	$—
2010	25,928
2011	—
2012	167,586
2013	150,410

$343,924

        The future principal payments on the Notes due in 2013 are net of the unamortized discount of $590.

        At December 31, 2008, future capital lease payments, including an immaterial amount of interest, are as follows:

2009	$13
2010	13

$26

12. EMPLOYEE BENEFIT PLANS

        Nevamar Pension Plan—Nevamar established the Retirement Plan of Nevamar Company, LLC (the "U.S. Plan"), a noncontributory defined benefit plan, on July 1, 2002. The U.S. Plan was established as a result of the spin-off of Nevamar from International Paper Company ("IP"). The U.S. Plan covers only employees covered under the collective bargaining agreements maintained and negotiated at facilities in Odenton, MD; Hampton, SC; Franklin, VA; and Waverly, VA.

        All participants in the U.S. Plan immediately preceding the spin-off from IP were credited with service under the IP Pension Plan as of June 30, 2002 for the following purposes: eligibility to participate, vesting, benefit accrual and eligibility for early retirement and other subsidies. However, the benefit payable to each participant under the U.S. Plan was offset by the amount of benefit payable under the IP Pension Plan. For all other participants eligibility begins after reaching age 21 and the completion of a year of service except for employees at the Franklin location who were eligible immediately upon hire. Normal retirement age is 65. Benefits for each of the applicable locations are based on a formula, as defined in the U.S. Plan, and length of service. The funding policy is to make

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

12. EMPLOYEE BENEFIT PLANS (Continued)

the minimum annual contributions required by applicable regulations. This plan was curtailed on May 24, 2004.

        Canadian Pension Plan—Through October 1998, the Company maintained a defined benefit pension plan covering certain Canadian employees (the "International Plan") at which time the Company transferred certain participants into a defined contribution plan. The participants remaining in the defined benefit plan subsequent to October 1998 continue to participate in such plan. This plan covers certain Canadian employees; the participants remaining in the defined benefit plan subsequent to October 1998 continue to participate in the plan.

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

	Pension Plans		Other Post- Retirement Benefits
	2008	2007	2008	2007
Changes in benefit obligation:
Benefit obligations—beginning of year	$15,788	$14,793	$2,741	$2,531
Service cost	269	289	51	60
Member contributions	52	51	—	—
Interest cost	816	779	133	129
Actuarial gain	(2,345)	(1,505)	(584)	(358)
Foreign exchange translation	(2,079)	1,874	(471)	434
Benefits paid	(515)	(493)	(54)	(55)

Benefit obligations—end of year	$11,986	$15,788	$1,816	$2,741

Changes in plan assets:
Fair value of plan assets—beginning of year	$14,450	$12,051	$—	$—
Actual loss on assets	(2,456)	(310)	—	—
Contributions	1,059	1,439	—	—
Member contributions	52	51	—	—
Foreign exchange translation	(2,034)	1,712	—	—
Benefits paid	(515)	(493)	—	—

Fair value of plan assets—end of year	$10,556	$14,450	$—	$—

Funded status recognized in financial statements	$(1,430)	$(1,338)	$(1,816)	$(2,741)

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

12. EMPLOYEE BENEFIT PLANS (Continued)

        Weigted-average assumptions used to determine benefit obligations at December 31, 2008 and 2007 are as follows:

	Pension Plans		Other Post- Retirement Benefits
	2008	2007	2008	2007
Weighted average assumptions:
Discount rate—U.S. Plan	6.29%	6.41%	N/A	N/A

Discount rate—International Plan	7.25%	5.30%	7.25%	5.30%

Expected return on plan assets—U.S. Plan	7.00%	7.00%	N/A	N/A

Expected return on plan assets—International Plan	6.75%	7.00%	N/A	N/A

Rate of compensation increase—U.S. Plan	N/A	N/A	N/A	N/A

Rate of compensation increase—International Plan	3.00%	3.00%	N/A	N/A

        Components of net periodic benefit cost follow:

	Pension Plans			Other Post-Retirement Benefits
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Service cost	$269	$289	$302	$51	$60	$57
Interest cost	816	779	648	133	129	115
Expected return on plan assets	(955)	(938)	(640)	—	—	—
Amortization	78	150	111	(4)	—	—

Net periodic benefit cost	$208	$280	$421	$180	$189	$172

        The pension expense for U.S. and International plans (the "Plans") is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on the Plans assets. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.

        The expected long-term rate of return on the U.S. Plan assets is based on an asset allocation assumption of 53% with equity securities and 47% with debt securities. At December 31, 2008, the asset allocation was 49% with equity securities and 51% with debt securities.

        The expected long-term rate of return on the International Plan assets is based on the asset allocation guidelines and the return expectation stipulated in the pension plan investment policy statement, as well as the target asset mix of each fund manager comprised in the plan investment portfolio. The expected long-term rate of return on the International Plan assets is based on an asset allocation assumption of 30-70% with equity securities, 20-65% with debt securities, and 0-40% with

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

12. EMPLOYEE BENEFIT PLANS (Continued)

cash and short term investments. At December 31, 2008 and 2007, the assets were 100% invested in balanced pooled funds, consisting of equity and debt securities. The Company's investment strategy includes diversification to minimize interest and market risks, and generally does not involve the use of derivative financial instruments. Plan assets are rebalanced periodically to maintain target asset allocations. Maturities of investments are not necessarily related to the timing of expected future benefit payments, but adequate liquidity to make immediate and medium term benefit payments is ensured.

        The Company made cash contributions to the U.S. Plan of $286 in 2008 and $527 in 2007, and the U.S. Plan made benefit payments of $112 and $106 in 2008 and 2007, respectively. The Company made cash contributions to the International Plan of $773 and $912 in 2008 and 2007, respectively. The liability for accrued pension and post employment benefit obligations under all the Company's pension and post-retirement benefit plans (the "Plans") decreased in 2008 to $3,246 from $4,079 in 2007 primarily due to a significant reduction in plan assets in the U.S. Plan offset by the cash contributions made to the Plans in 2008 and by the foreign currency translation effect of the foreign pension plans. The Company estimates that, based on current actuarial calculations, it will make a cash contribution to the Plans in 2009 of approximately $1,092. Cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets and the impact of the Pension Protection Act of 2006, which was signed into law in August 2006. The Pension Protection Act is effective for plan years beginning in 2008 and did not have a material impact on the Company's consolidated financial condition or results of operations.

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care and dental benefits was assumed to be 8.5% for both 2008 and 2007, respectively. The rate is assumed to trend down to 5% by 2015 and then stay at 5% per year thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$10	$(9)
Effect on post retirement benefit obligation	140	(124)

        The Company expects to contribute approximately $63 to its other postretirement benefit plan in 2009.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

12. EMPLOYEE BENEFIT PLANS (Continued)

        Estimated Future Benefit Payments—The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Other Post-Retirement Benefits
2009	$558	$63
2010	706	70
2011	753	75
2012	801	92
2013	910	112
2014-2018	5,642	776

Total payments	9,370	1,188
Less discount for interest	(1,941)	(393)

Benefit obligations	$7,429	$795

        Defined Contribution Plans—The Company also sponsors defined contribution plans that are available to substantially all employees. The Company contributes cash amounts, based upon a percentage of employee contributions, ranging from 1% to 3% of the employees' pay. The amount expensed for the Company match was $1,565, $1,429 and $1,484 for the years ended December 31, 2008, 2007and 2006.

13. INCOME TAXES

        The provision for income tax (benefit) expense consists of:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current:
Federal	$(1,501)	$(3,372)	$4,036
State and local	521	105	1,159
Foreign	(19)	1,052	3,907

Total current	(999)	(2,215)	9,102
Deferred:
Federal	(14,794)	4,527	(908)
State and local	(3,268)	25	(625)
Foreign	(2,264)	(5,343)	(3,610)

Total deferred	(20,326)	(791)	(5,143)

Total income tax (benefit) expense	$(21,325)	$(3,006)	$3,959

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

13. INCOME TAXES (Continued)

        Components of deferred income taxes consist of:

	December 31,
	2008	2007
Current deferred income tax assets (liabilities):
Accounts receivable	$1,653	$1,665
Inventories	2,788	2,773
Payroll and employee benefits	817	1,734
Other liabilities and credits	(530)	(2,966)

Total current deferred income tax assets (liabilities) (See Note 6)	4,728	3,206
Non-current deferred income tax assets (liabilities):
Loss carryforwards	9,192	7,024
Tax credits	2,837	1,382
Pension and retiree benefits	476	617
Property, plant and equipment	(51,669)	(60,562)
Intangibles	(10,305)	(24,712)
Other	—	3,029

Total non-current deferred income tax assets (liabilities)	(49,469)	(73,222)

Less valuation allowance	12,029	8,007

Total non-current deferred income liability, net	$(61,498)	$(81,229)

Net deferred income liability	$(56,770)	$(78,023)

        Based on projections of future taxable income and the expectation that a significant portion of these deferred income tax assets are to be realized by offsetting them against temporary items, the Company believes that it is more likely than not that all deferred income tax assets except for federal and state net operating losses and tax credits will be realized.

        A reconciliation of the Company's effective tax rate to the U.S. federal statutory rate follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
U.S. statutory rate	34%	34%	34%
Increases (decreases) resulting from:
Goodwill impairment	(17)	—	—
Valuation allowance	(3)	—	—
Tax receivable	—	(52)	—
Foreign tax	1	(36)	(5)
State income taxes, net of federal benefit	—	2	3
Other net, including Transaction costs	—	(5)	(5)

Effective tax rate	15%	(57)%	27%

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

13. INCOME TAXES (Continued)

        The Company has historically reinvested any earnings generated by its Canadian subsidiary. As of December 31, 2008, the Company's Canadian subsidiary had an accumulated deficit. The Company's effective rate in 2008 was primarily impacted by the portion of the goodwill impairment recorded for financial reporting purposes (refer to Note 8) which was permanent in nature as a tax deduction for such impairment will never be realized. The Company's effective rate in 2007 was impacted by a reduction of the deferred tax liability on the books of its Canadian subsidiary, related to a phased-in tax rate reduction established in Canada, as well as the recording of an income tax receivable related to the Company's decision to seek competent authority with respect to an ongoing audit of the results of its Canadian subsidiary (refer to "Uncertain Tax Positions" below).

        The Company has a foreign tax credit carryover of $1,433 at December 31, 2008 which will expire between 2009 and 2017. The Company has fully offset the foreign tax credit carryover with a valuation allowance. Additionally, the Company has AMT credits which do not expire totaling $1,404 which are also fully offset by a valuation allowance. The Company also has U.S. Federal net operating loss carryover of $3,449 which will expire in 2024. The Company has total state net operating loss carryovers, primarily in the state of Connecticut, of $101,998. Such carryovers generally expire in 2020 and 2028 with the substantial majority expiring between 2020 and 2022. A full valuation allowance against these carryovers has been provided due to uncertainty about the Company's ability to generate sufficient future income.

Uncertain Tax Positions

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"), which is a comprehensive model for recognition, measurement and disclosure of uncertain tax positions in a company's financial statements. FIN 48 applies to all tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 permits the recognition of tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained and is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

        The Company adopted FIN 48 on January 1, 2007. Upon adoption, the total unrecognized tax benefit excluding interest was $2,186, which primarily related to transfer pricing considerations with the Company's wholly owned Canadian subsidiary. As of the years ended December 31, 2008 and 2007, the Company had total unrecognized tax benefits excluding interest and penalties of $2,789 and $2,305,

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

13. INCOME TAXES (Continued)

respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2008 and 2007, is as follows:

	2008	2007
Unrecognized Tax Benefits:
Balance as of January 1,	$2,305	$2,186
Increase as a result of tax positions taken during a prior year	620	699
Decrease as a result of tax positions taken during a prior year	—	(200)
Increase as a result of positions taken during the current year	—	258
Decrease relating to settlements with taxing authorities	(136)	(450)
Reduction as a result of a lapse of the statute of limitations	—	(188)

Balance as of December 31,	$2,789	$2,305

        The entire unrecognized tax liability at December 31, 2008, if recognized, would reduce our annual effective tax rate. However, if recognized, the Company believes a significant portion of this liability would be offset as a result of the competent authority process allowed by the U.S. tax treaty with Canada. The Company is presently under audit in Canada for amounts included in the above reconciliation, however, the Company does not anticipate this audit being resolved in the short-term. Furthermore, the Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

        The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its statement of operations. The total amount of accrued interest and penalties as of December 31, 2008 and 2007 related to FIN 48 was approximately $1,174 and $771, respectively.

        The Company and its subsidiaries file a U.S. federal income tax return and various state filings. Our Canadian subsidiary also files a return in Canada. The U.S. and Canada generally have a 3 year statute of limitations on tax filings. As a result, the Company has open tax years for U.S. federal and Canadian purposes from 2005 through 2008. With few exceptions, state statutes follow the open period federally. The Company does have net operating losses (NOLs) for state purposes in some jurisdictions. These NOLs are subject to review based on the year in which they are utilized. For transfer pricing issues, the US-Canada treaty permits a review of transfer pricing considerations for a 6 year period (as opposed to the general 3 year stated previously for income tax purposes).

14. RELATED PARTY TRANSACTIONS

        The Company pays an annual management fee of $1,500 and reimbursement of out of pocket expenses to the Sponsors. During the years ended December 31, 2008 and 2007, $1,875 and $1,312 was paid and zero and $375 was accrued for management fees, respectively.

        At December 31, 2007, the Company had an intercompany payable to its ultimate parent company, Panolam Holdings Co. of $5,619, which represented principal and interest related to the junior subordinated notes that were issued by Panolam Holdings to the sellers of Nevamar. In January 2008, the Company settled the subordinated notes with the sellers for $2,377 and as part of the settlement

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

14. RELATED PARTY TRANSACTIONS (Continued)

agreement, the Company will no longer be indemnified by the sellers for certain claims. As a result of the settlement, the intercompany payable to the Company's parent, Panolam Holdings Co. was no longer outstanding as of December 31, 2008 and the Company recorded liabilities in accrued liabilities and other liabilities in anticipation of such unindemnified claims. In addition, the Company incurred $105 in legal and bank fees during the year ended December 31, 2008 related to this settlement.

15. STOCK OPTIONS

        On September 30, 2005, the Company instituted the Panolam Holdings Co. 2005 Equity Incentive Plan ("Plan"). The compensation committee of the Board of Directors administers this Plan, and at least two non-employee directors must be on the committee. The purpose of the Plan is to attract, retain and motivate the Company's executives and its management employees. The Committee is authorized to approve the grant of any one or combination of stock options, stock appreciation rights, restricted stock, stock units and cash. On September 30, 2005, the Company granted stock options to an executive officer and management personnel to purchase 15,556 shares of the Company's common stock, exercisable at a price of $500 per share. Through December 31, 2008, 3,111 of these stock options have been forfeited. These options vest ratably over 5 years. The Company's policy is to issue shares to satisfy stock option exercises.

        On October 1, 2005, the Company adopted SFAS No. 123(R), using fair-value based measurement of accounting. Upon adoption, the Company selected the modified prospective method. As a result of adopting SFAS No. 123(R), the Company recognized compensation expense for the years ended December 31, 2008, 2007, and 2006 of $490, $483 and $487, respectively. Such compensation expense is included in selling, general and administrative expense in the statement of operations. The tax benefit related to this expense was $186, $181 and $185 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, there was $965 and $1,451 respectively, of unrecognized compensation expense relating to outstanding options. The amount at December 31, 2008 will be amortized over the remaining vesting period associated with each grant, and the weighted average expected amortization period is approximately 1.9 years.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

15. STOCK OPTIONS (Continued)

        Stock option activity and the related changes that occurred for the years ended December 31, 2007 and 2008 is summarized as follows:

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2006	14,528	500	2,756	500
Granted	800	750	—	—
Forfeited	(1,383)	509	(267)	500
Vested	—	—	2,639	500

Outstanding, December 31, 2007	13,945	513	5,128	500
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	—	—	2,789	513

Outstanding, December 31, 2008	13,945	$513	7,917	$505

        The Company uses the Black-Scholes Merton option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. In determining the fair value of its share-based awards, the Company has assumed no forfeitures and as a result expects the awards to vest ratably over the five-year vesting period. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. During the year ended December 31, 2007, the Company granted 800 stock options at an exercise price of $750 that vest ratably over five years and have a weighted average fair value of $332. The Company did not grant any stock options during the year ended December 31, 2008. At December 31, 2008, the Company's outstanding stock options and the outstanding stock options that are exercisable had weighted average remaining contractual terms of 6.9 years and 6.8 years, respectively. The following table provides the assumptions used in determining the weighted average fair value for the options granted during each of the respective periods presented, followed by definitions of those terms:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rate	—	4.52%	5.01%
Dividend yield	—	—	—
Volatility factor	—	35%	36%
Expected term of options	—	6.5 years	6.5 years
Weighted average fair value of options	—	$332	$417

        Term—This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of 10 years. The Company utilizes the simplified

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

15. STOCK OPTIONS (Continued)

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

16. COMMITMENTS AND CONTINGENCIES

        During 2006, the Company's wholly-owned subsidiary, Nevamar Company LLC was named a defendant in numerous workers compensation claims filed on behalf of current and former employees at the Hampton, South Carolina facility alleging injury in the course of employment due to alleged exposure to asbestos and unidentified chemicals. Under the ownership of Westinghouse Electric Corporation, the Hampton, South Carolina facility manufactured asbestos-based products until approximately 1975. In 2004 and 2005, Nevamar, Westinghouse and International Paper settled 10 workers' compensation claims related to alleged asbestos exposure. Under a 2005 agreement with International Paper, Nevamar's liability for workers compensation claims related to alleged exposure to asbestos brought by employees hired before July 1, 2002, was capped at 15% of any damages it shares with International Paper until Nevamar has paid an aggregate of $700 at which point the Company would have no responsibility for any additional shared damages.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

16. COMMITMENTS AND CONTINGENCIES (Continued)

        On November 21, 2008, the Company entered into a settlement agreement with IP to settle all of these workers' compensation claims for a cash sum including any related claims that are filed by any person who was previously employed, is currently employed or becomes employed by Nevamar on or before December 31, 2008 for a cash payment in an amount that had been fully reserved for by the Company. Employees hired by Nevamar after December 31, 2008 and who file claims related to alleged exposure to asbestos are not covered by this settlement agreement. The Company paid the settlement amount in November 2008.

        The Company's Auburn, Maine, facility is subject to a Compliance Order by Consent ("COC") dated May 5, 1993, issued by the State of Maine Department of Environmental Protection ("DEP") with regard to unauthorized discharges of hazardous substances into the environment. The Company and the previous owners, named in the COC, are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The previous owners have completed and submitted to the State for its review a risk assessment. The financial obligation of the previous owners to investigate and or remediate is unlimited except with regard to a portion of the land at the Company's Auburn, Maine, facility, which is capped at $10,000. The Company has recorded a liability of $710 and $717 at December 31, 2008 and 2007, respectively, for site remediation costs in excess of costs assumed by the previous owners. The Company could incur additional obligations in excess of the amount accrued and the Company's recorded estimate may change over time. The Company expects this environmental issue to be resolved within the next five to ten years.

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

        Lease Commitments—Minimum future rental payments under operating leases, determined at December 31, 2008, are as follows:

2009	$3,260
2010	3,221
2011	3,217
2012	2,868
2013	2,035
Thereafter	4,246

Total amounts due	18,847

Less: Sublease payments to be received	(1,523)

$17,324

        Rental expense was $3,550, $3,548 and $3,904 for the years ended December 31, 2008, 2007 and 2006, respectively.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

17. SEGMENT INFORMATION

        The Company has determined its operating segments in a manner that reflects how the chief operating decision maker currently reviews the results of the Company's business. The Company has two reportable segments, decorative laminates and other. Decorative laminates manufactures and distributes decorative laminates, primarily TFM and HPL, for use in a wide variety of residential and commercial indoor surfacing applications. This segment accounted for approximately 87%, 89% and 89% of the Company's total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. The Company's other segment includes the production and marketing of a variety of specialty resins for industrial uses, custom treated and chemically prepared decorative overly papers and a variety of other industrial laminates including the Company's fiber reinforced plastic product known as FRP. The other segment, net of corporate/eliminations, accounted for 13%, 11% and 11% of the Company's total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. The amount of net sales reflected in the corporate/eliminations column in the tables below primarily represents the elimination of the intercompany sales of the other segment to the decorative laminates segment. The other amounts reflected in this column related to expenses, capital expenditures and total assets associated with the Company's Corporate office. Certain corporate expenses are generally not allocated to specific operating segments and are accordingly reflected in the Corporate/Eliminations column in the tables below.

        The Company uses the following key information in evaluating the performance of each segment:

	As of December 31, 2008 and for the Year Ended December 31, 2008
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$317,929	$54,338	$(5,558)	$366,709
Gross profit	51,698	4,829	—	56,527
Loss from operations	(87,717)	(773)	(25,542)	(114,028)
Depreciation and amortization expense	24,560	3,620	3,125	31,305
Fixed asset impairment charge	5,165	—	—	5,165
Goodwill and other indefinite lived intangible asset impairment charges	118,043	3,569	—	121,612
Capital expenditures	2,243	728	436	3,407
Total assets	266,864	47,860	97,559	412,283

	As of December 31, 2007 and for the Year Ended December 31, 2007
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$375,627	$57,349	$(8,579)	$424,397
Gross profit	84,582	6,286	—	90,868
Income (loss) from operations	59,272	4,513	(24,188)	39,597
Depreciation and amortization expense	24,100	3,090	3,040	30,230
Capital expenditures	3,406	5,250	182	8,838
Total assets	391,465	55,497	119,397	566,359

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

17. SEGMENT INFORMATION (Continued)

	As of December 31, 2006 and for the Year Ended December 31, 2006
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$411,561	$57,043	$(8,526)	$460,078
Gross profit	93,750	8,834	—	102,584
Income (loss) from operations	70,936	4,838	(25,973)	49,801
Depreciation and amortization expense	20,554	1,908	2,946	25,408
Capital expenditures	3,613	8,770	236	12,619
Total assets	397,584	51,436	122,722	571,742

        Net sales by geographic area were:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
United States	$299,078	$352,884	$384,627
Canada	62,253	66,009	70,348
Other	5,378	5,504	5,103

	$366,709	$424,397	$460,078

        No single customer accounted for more than 10% of the Company's consolidated net sales for any of the above periods.

        Long-lived assets by geographic area were as follows:

	December 31, 2008	December 31, 2007
United States	$210,464	$328,484
Canada	70,463	130,791

	$280,927	$459,275

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

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

statements of operations for the periods presented also includes the income tax expense (benefit) that pertains to the Subsidiary Guarantors.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets December 31, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current assets:
Cash and cash equivalents	$41,684	$(1,093)	$2,861	$—		$43,452
Accounts receivable, net	568	12,113	1,512	—		14,193
Inventories	—	50,142	4,994	—		55,136
Other current assets	10,559	3,533	4,483	—		18,575

Total current assets	52,811	64,695	13,850	—		131,356
Property, plant and equipment, net	1,471	148,839	68,020	—		218,330
Intangible assets, net	31,753	17,924	2,406	—		52,083
Debt acquisition costs, net	7,057	—	—	—		7,057
Other assets	3,420	—	37	—		3,457
Intercompany receivables	—	199,219	23,534	(222,753)		—
Investment in subsidiaries	501,151	—	—	(501,151	)(a)	—

Total	$597,663	$430,677	$107,847	$(723,904)		$412,283

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$169	$5,594	$1,150	$—		$6,913
Accrued liabilities	12,223	6,063	1,299	—		19,585
Current portion of long-term debt	343,926	11	—	—		343,937

Total current liabilities	356,318	11,668	2,449	—		370,435
Long-term debt, less current portion	—	13	—	—		13
Deferred income taxes	46,471	—	15,027	—		61,498
Other liabilities		2,509	5,707	—		8,216
Intercompany payables	222,753	—	—	(222,753)		—

Total liabilities	625,542	14,190	23,183	(222,753)		440,162
Total stockholder's (deficit) equity	(27,879)	416,487	84,664	(501,151	)(a)	(27,879)

Total	$597,663	$430,677	$107,847	$(723,904)		$412,283

(a)
Elimination of investment in subsidiaries.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets December 31, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current assets:
Cash and cash equivalents	$9,202	$(2,553)	$4,095	$—		$10,744
Accounts receivable, net	1,445	15,664	2,160	—		19,269
Inventories	—	52,056	6,095	—		58,151
Other current assets	12,217	4,262	2,441	—		18,920

Total current assets	22,864	69,429	14,791	—		107,084
Property, plant and equipment, net	1,561	171,251	92,233	—		265,045
Goodwill	12,060	61,494	28,906	—		102,460
Intangible assets, net	39,067	34,202	9,652	—		82,921
Debt acquisition costs, net	8,814	—	—	—		8,814
Other assets	35	—	—	—		35
Intercompany receivables	—	155,385	20,993	(176,378)		—
Investment in subsidiaries	607,811	—	—	(607,811	)(a)	—

Total	$692,212	$491,761	$166,575	$(784,189)		$566,359

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$230	$7,763	$3,787	$—		$11,780
Accrued liabilities	13,979	9,987	1,701	—		25,667
Current portion of long-term debt	30	17	—	—		47
Other current liabilities	—	—	1,313	—		1,313

Total current liabilities	14,239	17,767	6,801	—		38,807
Long-term debt	319,872	22	—	—		319,894
Deferred income taxes	60,142	—	21,087	—		81,229
Due to Panolam Holdings Co.	5,619	—	—	—		5,619
Other liabilities	—	1,476	3,372	—		4,848
Intercompany payables	176,378	—	—	(176,378)		—

Total liabilities	576,250	19,265	31,260	(176,378)		450,397
Total stockholder's equity	115,962	472,496	135,315	(607,811	)(a)	115,962

Total	$692,212	$491,761	$166,575	$(784,189)		$566,359

(a)
Elimination of investment in subsidiaries.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Year Ended December 31, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$296,285	$72,209	$(1,785)	$366,709
Cost of goods sold	—	234,036	72,766	(1,785)	305,017
Fixed asset impairment charge	—	5,165	—	—	5,165

Gross profit (loss)	—	57,084	(557)	—	56,527
Selling, general and administrative expenses	26,019	20,995	1,929	—	48,943
Goodwill and other indefinite lived intangible asset impairment charges	16,787	76,369	28,456	—	121,612

Loss from operations	(42,806)	(40,280)	(30,942)	—	(114,028)
Interest expense	29,434	4	—	—	29,438
Interest income	(439)	(3)	(43)	—	(485)

Loss before income tax benefit and equity in net loss of subsidiaries	(71,801)	(40,281)	(30,899)	—	(142,981)
Income tax benefit	(19,041)	—	(2,284)	—	(21,325)

Loss before equity in net loss of subsidiaries	(52,760)	(40,281)	(28,615)	—	(121,656)
Equity in net loss of subsidiaries	(68,896)	—	—	68,896	—

Net loss	$(121,656)	$(40,281)	$(28,615)	$68,896	$(121,656)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Year Ended December 31, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$344,621	$83,728	$(3,952)	$424,397
Cost of goods sold	—	259,633	77,848	(3,952)	333,529

Gross profit	—	84,988	5,880	—	90,868
Selling, general and administrative expenses	22,290	24,456	4,525	—	51,271

Income (loss) from operations	(22,290)	60,532	1,355	—	39,597
Interest expense	34,888	3	—	—	34,891
Interest income	(464)	—	(148)	—	(612)

Income (loss) before income taxes and equity in net income of subsidiaries	(56,714)	60,529	1,503	—	5,318
Income taxes (benefit)	1,291	—	(4,297)	—	(3,006)

Income (loss) before equity in net income of subsidiaries	(58,005)	60,529	5,800	—	8,324
Equity in net income of subsidiaries	66,329	—	—	(66,329)	—

Net income	$8,324	$60,529	$5,800	$(66,329)	$8,324

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

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

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net loss	$(121,656)	$(40,281)	$(28,615)	$68,896	$(121,656)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,980	20,286	8,039	—	31,305
Fixed asset impairment charge	—	5,165	—	—	5,165
Goodwill and other indefinite lived intangible asset impairment charges	16,787	76,369	28,456	—	121,612
Deferred income tax benefit	(17,513)	—	(2,262)	—	(19,775)
Amortization of debt acquisition costs	1,757	—	—	—	1,757
Stock based compensation expense	490	—	—	—	490
Equity in net income (loss) of subsidiaries	68,896	—	—	(68,896)	—
Other	(366)	463	402	—	499
Changes in operating assets and liabilities:
Accounts receivable	877	3,551	231	—	4,659
Inventories	—	1,914	(76)	—	1,838
Other current assets	467	729	(133)	—	1,063
Accounts payable and accrued liabilities	(2,954)	(7,619)	(1,979)	—	(12,552)
Income taxes payable/receivable	2,648	—	(836)	—	1,812
Other	—	(199)	(515)	—	(714)

Net cash provided by (used in) operating activities	(47,587)	60,378	2,712	—	15,503
Cash flows from investing activities:
Intercompany receivable/payable, net	59,087	—	—	(59,087)	—
Purchases of property, plant and equipment	(436)	(2,357)	(614)	—	(3,407)

Net cash (used in) provided by investing activities	58,651	(2,357)	(614)	(59,087)	(3,407)
Cash flows from financing activities:
Repayment of long-term debt	(2,028)	(15)	—	—	(2,043)
Settlement of amount due to Panolam Holding Co.	(2,482)	—	—	—	(2,482)
Borrowings under revolving credit facility	25,928	—	—	—	25,928
Intercompany receivable/payable, net	—	(56,546)	(2,541)	59,087	—

Net cash provided by (used in) financing activities	21,418	(56,561)	(2,541)	59,087	21,403

Effect of exchange rate changes on cash	—	—	(791)	—	(791)

Net change in cash and cash equivalents	32,482	1,460	(1,234)	—	32,708
Cash and cash equivalents—beginning of period	9,202	(2,553)	4,095	—	10,744

Cash and cash equivalents—end of period	$41,684	$(1,093)	$2,861	$—	$43,452

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2007
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income	$8,324	$60,529	$5,800	$(66,329)	$8,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,896	17,846	9,488	—	30,230
Deferred income tax benefit	7,222	—	(7,714)	—	(492)
Amortization of debt acquisition costs	2,341	—	—	—	2,341
Stock option expense	483	—	—	—	483
Equity in net income of subsidiaries	(66,329)	—	—	66,329	—
Other	857	(1,059)	200	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(14)	3,387	(282)	—	3,091
Inventories	—	(673)	(1,092)	—	(1,765)
Other current assets	298	(1,387)	180	—	(909)
Accounts payable and accrued liabilities	(2,582)	(6,388)	1,859	—	(7,111)
Income taxes payable/receivable	(5,887)	410	466	—	(5,011)
Other	—	(341)	(753)	—	(1,094)

Net cash (used in) provided by operating activities	(52,391)	72,324	8,152	—	28,085
Cash flows from investing activities:
Intercompany receivable/payable, net	73,606	—	—	(73,606)	—
Purchases of property, plant and equipment	(182)	(7,959)	(697)	—	(8,838)

Net cash provided by (used in) investing activities	73,424	(7,959)	(697)	(73,606)	(8,838)
Cash flows from financing activities:
Repayment of long-term debt	(20,000)	—	—	—	(20,000)
Proceeds from long-term debt	30	(27)	—	—	3
Proceeds from revolving credit	—	—	—	—	—
Payment of debt acquisition costs	(405)	—	—	—	(405)
Intercompany receivable/payable, net	—	(63,341)	(10,265)	73,606	—
Repurchase and cancellation of common stock	—	—	—	—	—
Repayment of revolving credit	—	—	—	—	—

Net cash (used in) provided by financing activities	(20,375)	(63,368)	(10,265)	73,606	(20,402)

Effect of exchange rate changes on cash	—	—	1,050	—	1,050

Net change in cash and cash equivalents	658	997	(1,760)	—	(105)
Cash and cash equivalents—beginning of period	8,544	(3,550)	5,855	—	10,849

Cash and cash equivalents—end of period	$9,202	$(2,553)	$4,095	$—	$10,744

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share data)

18. SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (Continued)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2006
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income	$10,893	$62,302	$12,670	$(74,972)	$10,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,944	15,024	7,440	—	25,408
Deferred income tax benefit	(3,871)	(273)	(999)	—	(5,143)
Amortization of debt acquisition costs	3,247	—	—	—	3,247
Stock option expense	487	—	—	—	487
Equity in net income of subsidiaries	(74,972)	—	—	74,972	—
Other	(204)	458	(73)	—	181
Changes in operating assets and liabilities:
Accounts receivable	204	11,747	1,312	—	13,263
Inventories	—	5,194	318	—	5,512
Other current assets	(3,044)	1,251	(58)	—	(1,851)
Accounts payable and accrued liabilities	2,801	(14,236)	(1,716)	—	(13,151)
Income taxes payable/receivable	2,049	455	1,760	—	4,264
Other	391	(219)	(974)	—	(802)

Net cash (used in) provided by operating activities	(59,075)	81,703	19,680	—	42,308
Cash flows from investing activities:
Acquisition, net of acquired cash	(77,801)	—	—	—	(77,801)
Intercompany receivable/payable, net	83,398	—	—	(83,398)	—
Purchases of property, plant and equipment	(236)	(11,508)	(875)	—	(12,619)

Net cash provided by (used in) investing activities	5,361	(11,508)	(875)	(83,398)	(90,420)
Cash flows from financing activities:
Repayment of long-term debt	(25,077)	(12)	(9)	—	(25,098)
Proceeds from long-term debt	80,000	—	—	—	80,000
Proceeds from revolving credit	5,000	—	—	—	5,000
Payment of debt acquisition costs	(2,764)	—	—	—	(2,764)
Intercompany receivable/payable, net	—	(69,757)	(13,641)	83,398	—
Repurchase and cancellation of common stock	(50)	—	—	—	(50)
Repayment of revolving credit	(5,000)	—	—	—	(5,000)

Net cash provided by (used in) financing activities	52,109	(69,769)	(13,650)	83,398	52,088

Net change in cash and cash equivalents	(1,605)	426	5,155	—	3,976
Cash and cash equivalents—beginning of period	10,149	(3,976)	700	—	6,873

Cash and cash equivalents—end of period	$8,544	$(3,550)	$5,855	$—	$10,849

*        *        *        *        *