Form 10-Q
period 2009-03-31
PANOLAM INDUSTRIES INTERNATIONAL INC
filed 2009-05-20
CIK 1086385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company in Rule 12b-2 of the Exchange Act. ☐ Yes   ☒ No

The number of shares outstanding of the registrant’s common stock as of May 15, 2009, was 200.

Panolam Industries International, Inc.

Index to Quarterly Report on

Form 10-Q

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,630	$43,452
Accounts receivable, less allowances of $5,211 at March 31, 2009 and $5,978 at December 31, 2008	17,051	14,193
Inventories	53,138	55,136
Other current assets	18,288	18,575
Total current assets	132,107	131,356
PROPERTY, PLANT AND EQUIPMENT – Net	210,117	218,330
INTANGIBLE ASSETS – Net	49,481	52,083
DEBT ACQUISITION COSTS – Net	6,633	7,057
OTHER ASSETS	1,696	3,457

TOTAL	$400,034	$412,283

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$9,089	$6,913
Accrued liabilities	21,863	19,585
Current portion of long-term debt	343,967	343,937
Total current liabilities	374,919	370,435

LONG-TERM DEBT, LESS CURRENT PORTION	11	13
DEFERRED INCOME TAXES	56,151	61,498
OTHER LIABILITIES	8,482	8,216
Total liabilities	439,563	440,162

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDER’S DEFICIT:
Common stock, $0.01 par value – 200 authorized, 200 issued and outstanding	—	—
Additional paid-in capital	81,637	81,528
Accumulated deficit	(114,476)	(104,434)
Accumulated other comprehensive loss	(6,690)	(4,973)
Total stockholder’s deficit	(39,529)	(27,879)

TOTAL	$400,034	$412,283

See notes to unaudited condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

NET SALES	$63,911	$101,182

COST OF GOODS SOLD	56,155	81,739

GROSS PROFIT	7,756	19,443

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,390	12,745

INDEFINITE LIVED INTANGIBLE ASSET IMPAIRMENT CHARGE	1,589	—

OTHER EXPENSES	2,087	—

(LOSS) INCOME FROM OPERATIONS	(6,310)	6,698

INTEREST EXPENSE	6,233	7,877

INTEREST INCOME	(82)	(86)

LOSS BEFORE INCOME TAX BENEFIT	(12,461)	(1,093)

INCOME TAX BENEFIT	(2,419)	(634)

NET LOSS	$(10,042)	$(459)

See notes to unaudited condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,042)	$(459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,458	7,263
Indefinite lived intangible asset impairment charge	1,589	—
Deferred income tax benefit	(2,735)	(720)
Amortization of debt acquisition costs	424	482
Stock based compensation expense	109	123
Other	(43)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(2,901)	(5,588)
Inventories	1,857	(1,420)
Other current assets	222	969
Accounts payable and accrued liabilities	4,483	8,646
Income taxes payable/receivable	147	(41)
Other	(101)	(169)
Net cash provided by operating activities	467	9,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(204)	(1,188)
Net cash used in investing activities	(204)	(1,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(4)	(2,017)
Borrowings under revolving credit facility	—	5,000
Payment of amount due to Panolam Holdings Co.	—	(2,482)
Net cash (used in) provided by financing activities	(4)	501

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(81)	(159)
NET CHANGE IN CASH AND CASH EQUIVALENTS	178	8,221
CASH AND CASH EQUIVALENTS - Beginning of period	43,452	10,744
CASH AND CASH EQUIVALENTS - End of period	$43,630	$18,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$1,692	$3,499
Cash payments for income taxes, net of refunds	167	127

See notes to unaudited condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(Unaudited)

1.         BUSINESS

Panolam Industries International, Inc. (the “Company”) designs, manufactures and distributes decorative laminates, primarily thermally fused melamine panels (“TFMs”) and high-pressure laminate sheets (“HPLs”), throughout the United States and Canada.  The Company markets its products through independent distributors and directly to kitchen and bathroom cabinet, furniture, store fixtures and original equipment manufacturers (“OEMs”).  The Company wholly-owns the following companies:

•                                  Panolam Industries, Ltd.

•                                  Panolam Industries, Inc.

•                                  Pioneer Plastics Corporation (“Pioneer”)

•                                  Nevamar Holding Corp. (“Nevamar”)

The unaudited condensed consolidated balance sheet at March 31, 2009 and the condensed consolidated balance sheet at December 31, 2008, the unaudited condensed consolidated statements of operations and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 include the accounts of the Company and its subsidiaries.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim financial statements included herein have been included.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of the Company’s condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, discounts and rebates, inventories, income taxes, and long-lived assets. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management considers the Company’s policies on revenue recognition, adjustments for slow moving and obsolete inventories, potentially uncollectible accounts receivable, accruals for customer rebates, income taxes, intangible assets and long-lived assets to be critical accounting policies due to estimates, assumptions, and application of judgment involved in each.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of the uncertainty regarding its ability to continue as a going concern. This assumes a continuation of operations and the realization of assets and liabilities in the ordinary course of business. The Company had net losses for the three months ended March 31, 2009, and the year ended December 31, 2008 of $10,042 and $121,656, respectively.  The net loss for the three months ended March 31, 2009 resulted primarily from reduced sales volume given the current economic conditions and also included a $1,589 trade name impairment charge and $2,087 in other expenses related primarily to legal and financial advisor fees incurred in connection with the Company’s efforts to restructure its debt obligations. The net loss for the year ended December 31, 2008 was principally attributable to $96,691 of goodwill impairment and $24,921 of trade name impairments taken during the year as well as a high ratio of fixed costs, including the interest costs on its debt and depreciation expense. The Company also had a stockholder’s deficit of $39,529 at March 31, 2009 and $27,879 at December 31, 2008. As discussed in Note 9, “Debt and Capital Lease Obligations,” as of March 31, 2009 and as of December 31, 2008, the Company was not in compliance with all of its financial and reporting covenants under its senior credit facility, or Credit Facility, which constitutes a default. As a result, the lenders have the ability to accelerate the Company’s obligations to make payments under the Credit Facility and, in the event there was availability under the revolver, the Company would not be permitted to borrow funds until its noncompliance is cured or waived by the lenders.

On February 27, 2009, the Company received a notice of default from the agent for the lenders under its Credit Facility due to the Company’s failure to comply with certain financial and reporting covenants. On March 31, 2009, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with its lenders pursuant to which the lenders agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate the Company’s payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The terms of the Forbearance Agreement prohibited the Company from, among other things, paying the April 1, 2009 interest payment on its 10.75% Senior Subordinated Notes due 2013 (the “Notes”).  Its failure to make that interest payment is a default under the indenture governing the Notes and entitles the indenture trustee or the holders of 25% of the Notes, after a thirty-day grace period that ended on May 1, 2009 and upon delivery of proper notice to the Company, to accelerate the Company’s payment obligations under the Notes.  The indenture trustee informed the holders of the Notes of the payment default and of the event of default by letters dated April 9, 2009 and May 7, 2009, respectively.  Furthermore, if the Company is unable to restructure or refinance the Credit Facility or its payment obligations under the Notes are accelerated, its lenders could accelerate its payment obligations under the Credit Facility.  Based on these acceleration rights under the Credit Facility and the Notes, the Company reclassified $343,937 from long-term debt to current debt as of December 31, 2008.  The current portion of long-term debt was $343,967 as of March 31, 2009. As such, the Company has a working capital deficiency of $242,812 as of March 31, 2009 and $239,079 as of December 31, 2008.

In the event that most or all of the Company’s obligations under the Credit Facility and Notes become due and payable, the Company would be unable to fund its payment obligations. The Company is in active discussions with its lenders and an ad hoc group representing a substantial majority of the holders of its Notes to restructure its debt obligations, and has not received any acceleration notice related to these financing arrangements; however, given the current negative conditions in its industry and the economy generally and the credit markets in particular, the Company cannot give any assurance that it will be successful in restructuring its debt or finding alternative financing arrangements. The Company has engaged financial and legal advisors to provide assistance in these discussions, but if the Company is not able to find a timely solution, it may be compelled to file for bankruptcy protection.

As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

2.         NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements—In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of this statement, the Company adopted SFAS No. 161 on January 1, 2009 and the statement did not impact the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”) which amends SFAS No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88, and 106. FSP FAS no. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company is in the process of evaluating FSP FAS No. 132(R)-1 and will adopt the required disclosures for the year ending December 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements including an amendment of Accounting Research Bulletin (“ARB”) No. 51, (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS No. 160 on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”), which addresses the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, this Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired in the business combination or a gain from a bargain purchase and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to apply SFAS No. 141(R) to any acquisition made after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Other than this deferred portion, the Company adopted SFAS No. 157 in 2008 and it did not have a material impact on its consolidated financial statements. The Company adopted the deferral of FSP 157-2 on January 1, 2009, and such adoption did not have a material impact on its consolidated financial statements.

3.         INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2009	2008
Raw materials	$24,534	$23,798
Work in process	5,335	5,557
Finished goods	23,269	25,781
	$53,138	$55,136

4.         OTHER CURRENT ASSETS

Other current assets consist of:

	March 31,	December 31,
	2009	2008
Income taxes receivable	$5,116	$5,327
Deferred income taxes – current (see Note 11)	4,927	4,728
Prepaid insurance	1,817	2,557
Other current assets	6,428	5,963
	$18,288	$18,575

5.         PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	March 31,	December 31,
	2009	2008
Land	$4,898	$4,896
Buildings and improvements	60,935	61,552
Machinery and equipment	224,501	226,087
Construction in process	2,149	2,334
	292,483	294,869
Accumulated depreciation	(82,366)	(76,539)
	$210,117	$218,330

Depreciation expense was $6,515 for the first quarter ended March 31, 2009 and $6,243 for the first quarter ended March 31, 2008. Depreciation expense related to the Company’s manufacturing processes and administrative functions is included in the consolidated statement of operations in cost of goods sold and selling, general and administrative expenses, respectively. Capital leases of $22 and $15 at March 31, 2009 and December 31, 2008, respectively, are included in machinery and equipment. As a result of testing for recoverability during the fourth quarter of 2008, the Company recorded an impairment charge of $5,165 related to its fixed assets located at the Norcross, Georgia facility. There were no fixed asset impairment charges recorded in the first quarter of 2009.

6.         GOODWILL AND INTANGIBLE ASSETS, NET

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) on January 1, 2002. SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets be tested for impairment at least on an annual basis. The Company’s previously recorded goodwill was fully impaired during the quarter ended December 31, 2008. The Company performs an annual impairment test related to its indefinite lived intangible assets at December 31, or more frequently should conditions that could affect fair value change significantly. Due to continued weakness in the economy, the Company determined that the indefinite lived tradenames should be tested for impairment during the three months ended March 31, 2009. As a result of such interim test, the Company recorded an impairment charge of $1,589. The remaining fair value of the indefinite lived tradenames immediately following the impairment was $9,600, which serves as the new cost basis for the asset. The Company adopted FSP 157-2 as disclosed in Note 2, and as a result applied the measurement of fair value under SFAS No. 157 to the tradename. The Company considered all relevant valuation techniques that could be employed without incurring undue cost and effort, and concluded that a discounted relief of royalty approach provided the most reliable measure of fair value. The Company used three inputs in applying approach (i) projected future sales; (ii) assumed royalty rate; and (iii) discount rate. As a result, the measurement is based significantly on internal projections, and the Company considers this fair value measurement to be Level 3 within the fair value hierarchy under SFAS 157.

The Company accounts for finite lived intangible assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). These assets are grouped with other long-lived assets and are reviewed for impairment whenever events or changes in circumstances indicate that their respective carrying amounts may not be recoverable. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long lived asset group from the expected future pre-tax cash flows (undiscounted and without interest charges). If the expected future cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. No impairment charges related to finite lived intangible assets were recorded in the three months ended March 31, 2009.

Intangible assets, net include the following:

	March 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Patents and trademarks	$9,407	$3,045	3, 12, 14	$9,407	$2,829	3, 12, 14
Key customer lists	43,574	9,997	15	43,574	9,270	15
Other	1,207	1,207	3, 10	1,220	1,220	3, 10
Trademarks and tradenames with indefinite useful lives	9,542	—	—	11,201	—	—
	$63,730	$14,249		$65,402	$13,319

Amortization expense was $943 for the first quarter ended March 31, 2009 and $1,020 for the first quarter ended March 31, 2008.  Expected amortization expense for the remainder of 2009 through 2013 is as follows:

2009	$2,745
2010	3,660
2011	3,660
2012	3,660
2013	3,660

7.         DEBT ACQUISITION COSTS

At March 31, 2009 and December 31, 2008, the debt acquisition costs and accumulated amortization were as follows:

	March 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Debt acquisition costs	$14,967	$8,334	7	$14,967	$7,910	7

Amortization of debt acquisition costs for the first quarter ended March 31, 2009 and 2008 were $424 and $482, respectively. The amortization of debt acquisition costs is included in interest expense.

8.   ACCRUED LIABILITIES

Accrued liabilities consists of:

	March 31,	December 31,
	2009	2008
Salaries, wages and employee benefits	$5,558	$5,635
Interest	8,143	4,058
Customer rebates	2,240	2,240
Insurance	1,252	2,026
Freight	603	827
Other	4,067	4,799
	$21,863	$19,585

9.   DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt consists of:

	March 31,	December 31,
	2009	2008
Senior Subordinated Notes, due 2013, face amount $151,000 less discount of $558 at March 31, 2009 and $590 at December 31, 2008, bearing interest at 10.75%	$150,442	$150,410
Senior Secured Term Loan, maturing 2012, bearing interest at March 31, 2009 of 5.00% and 3.22% at December 31, 2008	167,586	167,586
Revolver borrowings, bearing interest at March 31, 2009 of 4.50%	25,928	25,928
Capitalized lease obligations and other	22	26
	343,978	343,950
Current portion	(343,967)	(343,937)
	$11	$13

Senior Subordinated Notes (“the Notes”)—The Company issued the Notes on September 30, 2005. Interest is paid semi-annually in arrears on April 1 and October 1; interest payments commenced on April 1, 2006. The Notes will mature on October 1, 2013. The Company capitalized a total of $5,420 of financing fees that are being amortized over the life of the Notes. The Notes are guaranteed by all of the Company’s subsidiaries including Nevamar, except Panolam Industries, Ltd. (the Canadian subsidiary). These guarantees are joint and several and full and unconditional.

Senior Secured Term Loan and Revolving Credit Loan—In September 2005, the Company entered into the Credit Facility, which originally provided for an aggregate committed amount of up to $155,000 consisting of two tranches; a $135,000 term loan and a $20,000 revolving loan. In March 2006, the term loan was increased to $215,000 and the revolving Credit Facility was increased to $30,000. The term and revolver borrowings may be designated as base rate or Eurodollar rate borrowings, as defined, plus an applicable interest margin. The applicable interest margin on the revolver is reset quarterly based upon certain ratios as defined in the Credit Facility. As of March 31, 2009 and December 31, 2008, the Company had $25,928 in revolver borrowings. The outstanding revolver borrowings as of March 31, 2009 and December 31, 2008 reflect a decision made by the Company in the fourth quarter of 2008 to borrow its remaining availability under the revolving credit facility due to the uncertainty in both the economy and the credit markets and in order to have as much liquidity as possible to respond to further downturns in the business. As of March 31, 2009 and December 31, 2008, the Company had letters of credit issued for workers’ compensation claims in an aggregate amount of $4,072 outstanding under the Credit Facility. The term loan portion of the Credit Facility is for 7 years and the revolving loan portion is for 5 years.

The original quarterly repayment amount of the term loan facility was $338 with the balance due at September 30, 2012. Subsequent to the March 2006 amendment of the Credit Facility, the repayment of the principal amount of the amended term loan facility was scheduled to be paid in quarterly installments of $538 beginning March 31, 2006 with the balance of the principal due on September 30, 2012. During the years ended December 31, 2007 and 2006, the Company prepaid $20,000 and $24,539 of its term loan balance, respectively, and during the year ended December 31, 2008, the Company prepaid an additional $2,000 of its term loan balance. The Company has not made any prepayments in the three months ended March 31, 2009. As a result of the prepayments, and assuming no acceleration of its payment obligations, the Company is no longer required to make any repayment of future principal installments until September 30, 2012, the loan maturity date. Under the terms of the Forbearance Agreement, an excess cash flow payment related to the year ended December 31, 2008 and calculated in accordance with the terms of the Credit Facility, is due on or before June 30, 2009. The interest rate on the term loan facility was 5.00% at March 31, 2009. In accordance with the terms of the credit agreement, effective July 1, 2009, the Company will be required to pay interest on its Credit Facility borrowings at a default interest rate equivalent to a rate that is 2% per annum in excess of the rate that would otherwise be payable.

The Credit Facility covenants limit, among other things, the Company’s ability to incur debt, pay dividends, change its capital structure, make guarantees, assume liens, and dispose of assets. These covenants include requirements for the Company to maintain a maximum total leverage ratio of 4.5 and a minimum interest coverage ratio of 2.25 as of March 31, 2009, as well as an annual maximum capital expenditures limitation of $8,000 for 2009. The Credit Facility also contains certain customary events of default, which in some instances are subject to grace periods. As of March 31, 2009, the Company was not in compliance with certain financial and reporting covenants including its leverage and interest coverage covenants under its Credit Facility, which constitutes a default. As a result, the lenders under the Credit Facility have the ability to accelerate the Company’s obligations to make payments under the Credit Facility and, in the event there was availability under the revolver, the Company would not be permitted to borrow funds until the noncompliance is cured or waived by the lenders.

On February 27, 2009, the Company received a notice of default from the agent for the lenders under its Credit Facility due to the Company’s failure to comply with certain financial and reporting covenants. On March 31, 2009, the Company entered into the Forbearance Agreement with its lenders pursuant to which the lenders agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate the Company’s payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The terms of the Forbearance Agreement prohibited the Company from, among other things, paying the April 1, 2009 interest payment on the Notes.  Its failure to make that interest payment is a default under the indenture governing the Notes and entitles the indenture trustee or the holders of 25% of the Notes, after a thirty-day grace period that ended on May 1, 2009 and upon delivery of proper notice to the Company, to accelerate the Company’s payment obligations under the Notes.  The indenture trustee informed the holders of the Notes of the payment default and of the event of default by letters dated April 9, 2009 and May 7, 2009, respectively. Furthermore, if the Company is unable to restructure or refinance the Credit Facility or its payment obligations under the Notes are accelerated, its lenders could accelerate its payment obligations under the Credit Facility.  Based on these acceleration rights under the Credit Facility and the Notes, the Company reclassified $343,937 from long-term debt to current debt as of December 31, 2008. The current portion of long-term debt was $343,967 as of March 31, 2009. As such, the Company had a working capital deficiency of $242,812 as of March 31, 2009 and $239,079 as of December 31, 2008.

The indenture governing the Company’s Notes also contains a number of covenants that restrict the Company’s ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock, pay dividends or make other equity distributions, repurchase or redeem capital stock, make investments or other restricted payments, sell assets, engage in transactions with affiliates, create liens or consolidate or merge with or into other companies, and the ability of the Company’s restricted subsidiaries to make dividends or distributions to the Company. Future principal debt payments are expected to be paid with cash flow generated by operations. On March 30, 2009, the agent for the lenders under the Credit Facility provided the Company with a “blockage notice” directing the Company not to make an April 1, 2009 interest payment on the Notes. The Company did not make that payment, which is a default under the Notes, and, as a result, the holders of the Notes currently have the right to accelerate the Company’s payment obligations under the Notes.

In the event that most or all of the Company’s obligations under the Credit Facility and Notes become due and payable, the Company would be unable to fund its payment obligations. The Company is in active discussions with its lenders and an ad hoc group representing a substantial majority of the holders of its Notes to restructure its debt obligations, and has not received any acceleration notice related to these financing arrangements; however, given the current negative conditions in its industry and the economy generally and the credit markets in particular, the Company cannot give any assurance that it will be successful in restructuring its debt or finding alternative financing arrangements. The Company has engaged financial and legal advisors to provide assistance in these discussions, but if the Company is not able to find a timely solution, it may be compelled to file for bankruptcy protection.

The Company has used the funds under the Credit Facility, together with the proceeds from the Notes and capital contribution, to fund the retirement of the Company’s previously outstanding first and second lien loans, to repay the shareholders of its predecessor company and for working capital requirements, permitted encumbrances, capital expenditures, its acquisition of Nevamar and other general corporate purposes.

At March 31, 2009, the Company’s future debt principal payments are scheduled as follows and are based on the original terms and conditions of the Company’s Credit Facility and Notes. This schedule does not reflect the condition that if the debt holders chose to accelerate the obligations, all amounts shown below would be due and payable in 2009:

2009	$—
2010	25,928
2011	—
2012	167,586
2013	150,442
$343,956

The future principal payments on the Notes due in 2013 are net of the unamortized discount of $558.

At March 31, 2009, future capital lease payments, including an immaterial amount of interest, are as follows:

2009	$11
2010	11
$22

10.  EMPLOYEE BENEFIT PLANS

Nevamar Pension Plan—Nevamar established the Retirement Plan of Nevamar Company, LLC (the “U.S. Plan”), a noncontributory defined benefit plan, on July 1, 2002. The U.S. Plan was established as a result of the spin-off of Nevamar from International Paper Company (“IP”). The U.S. Plan covers only employees covered under the collective bargaining agreements maintained and negotiated at facilities in Odenton, Maryland; Hampton, South Carolina; Franklin, Virginia; and Waverly, Virginia.

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

The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the first quarter ended March 31, 2009 and 2008:

	Pension Plans		Other Post-Retirement Benefits
	First Quarter Ended March 31,		First Quarter Ended March 31,
	2009	2008	2009	2008
Service cost	$63	$78	$8	$10
Interest cost	199	181	19	20
Expected return on plan assets	(234)	(223)	—	—
Amortization and foreign currency translation	25	17	—	—
Net periodic benefit cost	$53	$53	$27	$30

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

For the year ended December 31, 2008, 49% of the pension plan assets of the U.S. Plan were invested in equity securities and 51% were invested in debt securities.

Contributions—The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations.  The Company expects to contribute approximately $1,092 to its pension plans and $63 to its other postretirement benefit plan in 2009.

Defined Contribution Plans—The Company also sponsors defined contribution plans that are available to substantially all employees.  The Company contributes cash amounts, based upon a percentage of employee contributions, ranging from 1% to 3% of the employees’ pay.  The amount expensed for the Company match was $187 for the first quarter ended March 31, 2009 and $322 for the first quarter ended March 31, 2008. In March 2009, the Company suspended the funding of the Company’s matching portion of the cash contribution due to its current budgetary constraints.

11.  INCOME TAXES

The Company’s provision for income taxes is comprised of a current and deferred portion. The current income tax provision is calculated based on estimates as if tax returns for the current year are being filed. The Company provides for deferred income taxes resulting from temporary differences between financial and taxable income. These differences arise primarily from depreciation, amortization, reserves and accruals. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, and the reversal of temporary differences and the implementation of tax planning strategies. These assumptions require significant judgment about forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its businesses.

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

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as other state and international taxing authorities. The IRS has completed its examinations of the Company’s federal income tax returns for all years through 2004. With few exceptions, the Company is no longer subject to U.S., state and local or non-U.S. income tax examinations by taxing authorities for years before 2002. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities. The Company is reasonably certain that its unrecognized tax benefits will not decrease within the next twelve months.

The income tax benefit for the first quarter of 2009 and 2008 was at an effective tax rate of 19.4% and 58.0%, respectively. The decrease in the effective rate for the first three months of 2009 as compared to the rate for the first three months of 2008 is primarily the result of the Company’s application of a full valuation allowance against the U.S. tax benefit generated in the first quarter of 2009 due to the uncertainty about the Company’s ability to generate sufficient income in the future to realize the benefit. The higher effective tax rate for the three months ended March 31, 2008 included the effect of tax expense on projected U.S. taxable income being recorded at a higher statutory rate than the tax benefit on the projected taxable loss for the Company’s Canadian subsidiary.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”) and provides guidance on classification and disclosure requirements for tax contingencies.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return.  The Company adopted FIN 48 on January 1, 2007 and did not recognize a change in its liability for unrecognized tax benefits as a result of implementing FIN 48. The total amount of unrecognized tax benefits including interest at March 31, 2009 was approximately $4,248.

The Company includes accrued interest related to unrecognized tax benefits and statutory income tax penalties in its provision (benefit) for income taxes. The total amount of accrued interest reflected in the Company’s condensed consolidated balance sheet as of the first quarter ended March 31, 2009 was approximately $1,533.

12.  COMPREHENSIVE LOSS

Total comprehensive loss for the first quarter ended March 31, 2009 and 2008 is summarized as follows:

	First Quarter Ended March 31,
	2009	2008
Net loss	$(10,042)	$(459)
Foreign currency translation adjustment	(1,717)	(4,520)
	$(11,759)	$(4,979)

13.   RELATED PARTY TRANSACTIONS

The Company pays an annual management fee of $1,500 and reimbursement of out of pocket expenses to Genstar Capital LLC and The Sterling Group, which control the Company’s parent, Panolam Holdings II Co. For the first quarter ended March 31, 2009, no management fees were paid and $375 was accrued for management fees. For the first quarter ended March 31, 2008, $375 was paid and $375 was accrued for management fees.

On March 31, 2009, the Company entered into the Forbearance Agreement with its lenders pursuant to which the lenders agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate the Company’s payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The terms of the Forbearance Agreement prohibit the Company from, among other things, paying Genstar Capital LLC and The Sterling Group the management fee.

14.   STOCK OPTIONS

On September 30, 2005, the Company instituted the Panolam Holdings Co. 2005 Equity Incentive Plan (“Plan”). The compensation committee of the Board of Directors administers this Plan, and at least two non-employee directors must be on the committee. The purpose of the Plan is to attract, retain and motivate the Company’s executives and its management employees. The Committee is authorized to approve the grant of any one or combination of stock options, stock appreciation rights, restricted stock, stock units and cash. On September 30, 2005, the Company granted stock options to an executive officer and management personnel to purchase 15,556 shares of the Company’s common stock, exercisable at a price of $500 per share. Through March 31, 2009, 4,889 of these stock options have been forfeited. These options vest ratably over 5 years. The Company’s policy is to issue shares to satisfy stock option exercises.

On October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”), using fair-value based measurement of accounting. Upon adoption, the Company selected the modified prospective method. As a result of adopting SFAS No. 123(R), the Company recognized compensation expense $109 for the first quarter ended March 31, 2009 and $123 for the first quarter ended March 31, 2008. Such compensation expense is included in selling, general and administrative expense in the statement of operations. The tax benefit related to this expense was $42 for the first quarter ended March 31, 2009 and $47 for the first quarter ended March 31, 2008. As of March 31, 2009 and December 31, 2008, there was $762 and $965 respectively, of unrecognized compensation expense relating to outstanding options. The amount at March 31, 2009 will be amortized over the remaining vesting period associated with each grant, and the weighted average expected amortization period is approximately 1.6 years.

Stock option activity and the related changes that occurred during the three months ended March 31, 2009 is summarized as follows:

	Outstanding		Exercisable
				Weighted
		Weighted		Average
	Number of	Average	Number of	Exercise
	Options	Exercise Price	Options	Price
Outstanding, December 31, 2008	13,945	$513	7,917	$505
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(1,788)	500	(1,067)	500
Vested	N/A	—	150	750
Outstanding, March 31, 2009	12,157	$515	7,000	$511

The Company uses the Black-Scholes Merton option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate.  In determining the fair value of its share-based awards, the Company has assumed no forfeitures and as a result expects the awards to vest ratably over the five year vesting period.  Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The Company did not grant any stock options during the first quarter of 2009. At March 31, 2009, the Company’s outstanding stock options had weighted average remaining contractual terms of 6.6 years and the outstanding stock options that are exercisable had weighted average remaining contractual terms of 6.8 years.

Term — This is the period of time over which the options granted are expected to remain outstanding.  Options granted have a maximum term of 10 years. The Company utilizes the simplified method to calculate expected term. An increase in the expected term will increase compensation expense.

Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate.  Volatilities are based on implied volatilities from traded options of a company’s shares, historical volatility of a company’s shares, and other factors, such as expected changes in volatility arising from planned changes in a company’s business operations. An increase in the expected volatility will increase compensation expense. As the Company does not have a history of trading from which to determine its volatility, the historical stock price volatility of 14 public companies whose lines of business are considered similar to the Company were analyzed, focusing on the stock price trading history of those 14 companies for the years prior to the grant date.

Risk-Free Interest Rate — This is the U.S. Treasury rate in effect at the time of the grant having a term equal to the expected term of the option.  An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield — The Company has no plans to pay dividends in the foreseeable future.  An increase in the dividend yield would decrease compensation expense.

15.   COMMITMENTS AND CONTINGENCIES

During 2006, the Company’s wholly-owned subsidiary, Nevamar was named a defendant in numerous workers compensation claims filed on behalf of current and former employees at the Hampton, South Carolina facility alleging injury in the course of employment due to alleged exposure to asbestos and unidentified chemicals. Under the ownership of Westinghouse Electric Corporation, the Hampton, South Carolina facility manufactured asbestos-based products until approximately 1975. In 2004 and 2005, Nevamar, Westinghouse and IP settled 10 workers’ compensation claims related to alleged asbestos exposure. Under a 2005 agreement with IP, Nevamar’s liability for workers compensation claims related to alleged exposure to asbestos brought by employees hired before July 1, 2002, was capped at 15% of any damages it shares with IP until Nevamar has paid an aggregate of $700 at which point the Company would have no responsibility for any additional shared damages.

On November 21, 2008, the Company entered into a settlement agreement with IP to settle all of these workers’ compensation claims for a cash sum including any related claims that are filed by any person who was previously employed, is currently employed or becomes employed by Nevamar on or before December 31, 2008 for a cash payment in an amount that had been fully reserved for by the Company. Employees hired by Nevamar after December 31, 2008 and who file claims related to alleged exposure to asbestos are not covered by this settlement agreement. The Company paid the settlement amount in November 2008.

The Company’s Auburn, Maine, facility is subject to a Compliance Order by Consent (“COC”) dated May 5, 1993, issued by the State of Maine Department of Environmental Protection (“DEP”) with regard to unauthorized discharges of hazardous substances into the environment. The Company and the previous owners, named in the COC, are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The previous owners have completed and submitted to the State for its review a risk assessment. The financial obligation of the previous owners to investigate and/or remediate is unlimited except with regard to a portion of the land at the Company’s Auburn, Maine, facility, which is capped at $10,000. The Company has recorded a liability of $709 and $710 at March 31, 2009 and December 31, 2008, respectively, for site remediation costs in excess of costs assumed by the previous owners. The Company could incur additional obligations in excess of the amount accrued and the Company’s recorded estimate may change over time. The Company expects this environmental issue to be resolved within the next five to ten years.

The Company is party to other litigation matters involving ordinary and routine claims incidental to its business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its examination of such matters, its ultimate costs with respect to such matters, if any, will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

16.   SEGMENT INFORMATION

The Company has determined its operating segments in a manner that reflects how the chief operating decision maker currently reviews the results of the Company’s business. The Company has two reportable segments, decorative laminates and other.  Decorative laminates manufactures and distributes decorative laminates, primarily TFM and HPL, for use in a wide variety of residential and commercial indoor surfacing applications.  This segment accounted for approximately 82% of the Company’s total revenue for the first quarter ended March 31, 2009 and approximately 87% for the first quarter ended March 31, 2008. The Company’s other segment includes the production and marketing of a variety of specialty resins for industrial uses, custom treated and chemically prepared decorative overly papers and a variety of other industrial laminates including the Company’s fiber reinforced plastic product known as FRP. The other segment, net of the corporate/eliminations accounted for approximately 18% of the Company’s total revenue for the first quarter ended March 31, 2009 and 13% for the first quarter ended March 31, 2008. The amount of net sales reflected in the corporate/eliminations column in the tables below primarily represents the elimination of the intercompany sales of the other segment to the decorative laminates segment. The other amounts reflected in this column related to expenses, capital expenditures and total assets associated with the Company’s Corporate office. Certain corporate expenses are generally not allocated to specific operating segments and are accordingly reflected in the Corporate/Eliminations column in the tables below.

The Company uses the following key information in evaluating the performance of each segment:

	As of March 31, 2009 and for the First Quarter Ended March 31, 2009
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$52,690	$11,438	$(217)	$63,911
Gross profit	6,268	1,488	—	7,756
Income (loss) from operations	1,027	1,024	(8,361)	(6,310)
Depreciation and amortization expense	5,792	923	743	7,458
Indefinite lived intangible asset impairment charge	1,249	37	303	1,589
Other expenses	—	—	2,087	2,087
Capital expenditures	151	35	18	204
Total assets	251,404	47,692	100,938	400,034

	First Quarter Ended March 31, 2008
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$87,667	$15,262	$(1,747)	$101,182
Gross profit	17,634	1,809	—	19,443
Income (loss) from operations	11,844	1,355	(6,501)	6,698
Depreciation and amortization expense	5,614	870	779	7,263
Capital expenditures	712	341	135	1,188

Net sales by geographic area for the first quarter ended March 31, 2009 and 2008 were as follows:

	For the First Quarter Ended March 31,
	2009	2008
United States	$51,378	$82,969
Canada	10,603	16,594
Other	1,930	1,619
	$63,911	$101,182

No single customer accounted for more than 10% of the Company’s consolidated net sales for any of the above periods.

Long-lived assets by geographic area were as follows:

	March 31, 2009	December 31, 2008
United States	$201,090	$210,464
Canada	66,837	70,463
	$267,927	$280,927

17.   SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Notes issued September 30, 2005 by the Company are guaranteed by Panolam Industries, Inc., Pioneer Plastics Corporation and Nevamar Holding Corp. Supplemental consolidating condensed financial statements for the parent company, subsidiary guarantors and the non-guarantor company are presented below. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions. The income tax expense (benefit) that is reflected in the Parent Company column on the consolidating condensed statements of operations for the periods presented also includes the income tax expense (benefit) that pertains to the Subsidiary Guarantors.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets March 31, 2009
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$44,425	$(1,560)	$765	$—		$43,630
Accounts receivable, net	1,013	14,515	1,523	—		17,051
Inventories	—	47,606	5,532	—		53,138
Other current assets	10,707	3,221	4,360	—		18,288
Total current assets	56,145	63,782	12,180	—		132,107
Property, plant and equipment, net	1,381	144,169	64,567	—		210,117
Intangible assets, net	30,817	16,660	2,004	—		49,481
Debt acquisition costs, net	6,633	—	—	—		6,633
Other assets	1,431	—	265	—		1,696
Intercompany receivables	—	208,799	26,208	(235,007)		—
Investment in subsidiaries	501,781	—	—	(501,781	)(a)	—
Total	$598,188	$433,410	$105,224	$(736,788)		$400,034
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,327	$6,241	$1,521	$—		$9,089
Accrued liabilities	15,156	5,614	1,093	—		21,863
Current portion of long-term debt	343,956	11	—	—		343,967
Total current liabilities	360,439	11,866	2,614	—		374,919
Long-term debt, less current portion	—	11	—	—		11
Deferred income taxes	42,271	—	13,880	—		56,151
Other liabilities	—	2,504	5,978	—		8,482
Intercompany payables	235,007	—	—	(235,007)		—
Total liabilities	637,717	14,381	22,472	(235,007)		439,563
Total stockholder’s (deficit) equity	(39,529)	419,029	82,752	(501,781	)(a)	(39,529)
Total	$598,188	$433,410	$105,224	$(736,788)		$400,034

(a)  Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets December 31, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$41,684	$(1,093)	$2,861	$—		$43,452
Accounts receivable, net	568	12,113	1,512	—		14,193
Inventories	—	50,142	4,994	—		55,136
Other current assets	10,559	3,533	4,483	—		18,575
Total current assets	52,811	64,695	13,850	—		131,356
Property, plant and equipment, net	1,471	148,839	68,020	—		218,330
Intangible assets, net	31,753	17,924	2,406	—		52,083
Debt acquisition costs, net	7,057	—	—	—		7,057
Other assets	3,420	—	37	—		3,457
Intercompany receivables	—	199,219	23,534	(222,753)		—
Investment in subsidiaries	501,151	—	—	(501,151	)(a)	—
Total	$597,663	$430,677	$107,847	$(723,904)		$412,283
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$169	$5,594	$1,150	$—		$6,913
Accrued liabilities	12,223	6,063	1,299	—		19,585
Current portion of long-term debt	343,926	11	—	—		343,937
Total current liabilities	356,318	11,668	2,449	—		370,435
Long-term debt, less current portion	—	13	—	—		13
Deferred income taxes	46,471	—	15,027	—		61,498
Other liabilities	—	2,509	5,707	—		8,216
Intercompany payables	222,753	—	—	(222,753)		—
Total liabilities	625,542	14,190	23,183	(222,753)		440,162
Total stockholder’s (deficit) equity	(27,879)	416,487	84,664	(501,151	)(a)	(27,879)
Total	$597,663	$430,677	$107,847	$(723,904)		$412,283

(a)  Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2009
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$52,422	$11,856	$(367)	$63,911
Cost of goods sold	—	44,881	11,641	(367)	56,155
Gross profit	—	7,541	215	—	7,756
Selling, general and administrative expenses	5,952	4,085	353		10,390
Indefinite lived intangible asset impairment charge	303	953	333		1,589
Other expenses	2,087	—	—	—	2,087
Income (loss) from operations	(8,342)	2,503	(471)	—	(6,310)
Interest expense	6,233	—	—	—	6,233
Interest income	(81)	—	(1)	—	(82)
Income (loss) before income taxes (benefit) and equity in net income of subsidiaries	(14,494)	2,503	(470)	—	(12,461)
Income taxes (benefit)	(2,143)	—	(276)	—	(2,419)
Income (loss) before equity in net income of subsidiaries	(12,351)	2,503	(194)	—	(10,042)
Equity in net income (loss) of subsidiaries	2,309	—	—	(2,309)	—
Net income (loss)	$(10,042)	$2,503	$(194)	$(2,309)	$(10,042)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$79,601	$22,101	$(520)	$101,182
Cost of goods sold	—	60,727	21,532	(520)	81,739
Gross profit	—	18,874	569	—	19,443
Selling, general and administrative expenses	6,467	5,321	957	—	12,745
Income (loss) from operations	(6,467)	13,553	(388)	—	6,698
Interest expense	7,876	1	—	—	7,877
Interest income	(71)	—	(15)	—	(86)
Income (loss) before income taxes (benefit) and equity in net income of subsidiaries	(14,272)	13,552	(373)	—	(1,093)
Income taxes (benefit)	68	—	(702)	—	(634)
Income (loss) before equity in net income of subsidiaries	(14,340)	13,552	329	—	(459)
Equity in net income (loss) of subsidiaries	13,881	—	—	(13,881)	—
Net income (loss)	$(459)	$13,552	$329	$(13,881)	$(459)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2009
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net loss	$(10,042)	$2,503	$(194)	$(2,309)	$(10,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	723	5,040	1,695		7,458
Indefinite lived intangible asset impairment charge	303	953	333		1,589
Deferred income tax benefit	(2,816)	—	81		(2,735)
Amortization of debt acquisition costs	424	—	—		424
Stock based compensation expense	109	—	—		109
Equity in net income of subsidiaries	(2,309)	—	—	2,309	—
Other	48	(16)	(75)		(43)
Changes in operating assets and liabilities:
Accounts receivable	(445)	(2,402)	(54)		(2,901)
Inventories	—	2,536	(679)		1,857
Other current assets	(61)	312	(29)		222
Accounts payable and accrued liabilities	4,091	165	227		4,483
Income taxes payable/receivable	164	—	(17)		147
Other	—	28	(129)		(101)
Net cash (used in) provided by operating activities	(9,811)	9,119	1,159	—	467
Cash flows from investing activities:
Intercompany receivable/payable, net	12,572	—	—	(12,572)	—
Purchases of property, plant and equipment	(18)	(42)	(144)		(204)
Net cash provided by (used in) investing activities	12,554	(42)	(144)	(12,572)	(204)
Cash flows from financing activities:
Repayment of long-term debt	(2)	(2)	—		(4)
Intercompany receivable/payable, net	—	(9,542)	(3,030)	12,572	—
Net cash (used in) provided by financing activities	(2)	(9,544)	(3,030)	12,572	(4)
Effect of exchange rate changes on cash	—	—	(81)	—	(81)
Net change in cash and cash equivalents	2,741	(467)	(2,096)	—	178
Cash and cash equivalents—beginning of period	41,684	(1,093)	2,861	—	43,452
Cash and cash equivalents—end of period	$44,425	$(1,560)	$765	$—	$43,630

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(459)	$13,552	$329	$(13,881)	$(459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	744	4,461	2,058		7,263
Deferred income tax benefit	(43)	—	(677)		(720)
Amortization of debt acquisition costs	482	—	—		482
Stock option expense	123	—	—		123
Equity in net income of subsidiaries	(13,881)	—	—	13,881	—
Other	31	(190)	140		(19)
Changes in operating assets and liabilities:
Accounts receivable	80	(4,554)	(1,114)		(5,588)
Inventories	—	(899)	(521)		(1,420)
Other current assets	592	287	90		969
Accounts payable and accrued liabilities	5,041	2,116	1,489		8,646
Income taxes payable/receivable	393	—	(434)		(41)
Other	185	(247)	(107)		(169)
Net cash (used in) provided by operating activities	(6,712)	14,526	1,253	—	9,067
Cash flows from investing activities:
Intercompany receivable/payable, net	14,539	—	—	(14,539)	—
Purchases of property, plant and equipment	(135)	(840)	(213)		(1,188)
Net cash provided by (used in) investing activities	14,404	(840)	(213)	(14,539)	(1,188)
Cash flows from financing activities:
Repayment of long-term debt	(2,012)	(5)	—		(2,017)
Proceeds from revolving credit facility	5,000	—	—		5,000
Settlement of amount due to Panolam Holdings Co	(2,482)	—	—		(2,482)
Intercompany receivable/payable, net	—	(12,476)	(2,063)	14,539	—
Net cash (used in) provided by financing activities	506	(12,481)	(2,063)	14,539	501
Effect of exchange rate changes on cash	—	—	(159)	—	(159)
Net change in cash and cash equivalents	8,198	1,205	(1,182)	—	8,221
Cash and cash equivalents—beginning of period	9,202	(2,553)	4,095	—	10,744
Cash and cash equivalents—end of period	$17,400	$(1,348)	$2,913	$—	$18,965

*       *      *      *     *

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2009 and the notes to those condensed consolidated financial statements included elsewhere in this Form 10-Q. In addition, the following discussion may be understood more fully by reference to our consolidated financial statements and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009. The statements in the discussion and analysis regarding our expectations for the performance of our business, our liquidity and capital resources and the other non-historical statements in the discussion and analysis are forward looking statements. Our actual results may differ from those contained in or implied by the forward-looking statements. Please see “Forward Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause results to differ materially from the results described in or implied by the forward looking statements contained herein.

Overview

We are a leading designer, manufacturer and distributor of decorative laminates in the United States and Canada. Our products, which are marketed under the Panolam, Pluswood, Nevamar and Pionite brand names, are used in a wide variety of commercial and residential indoor surfacing applications, including kitchen and bath cabinets, furniture, store fixtures and displays, and other specialty applications. Our decorative laminate product offerings also include a fiber reinforced laminate product (“FRL”). In addition to decorative laminates, we manufacture and distribute industrial laminate products, including Conolite and Panolam FRP (“FRP”). We produce and market a selection of specialty resins for industrial uses, such as powdered paint, adhesives and melamine resins for decorative laminate production, custom treated and chemically prepared decorative overlay papers for HPL and TFM, and a variety of other industrial laminate products such as aircraft cargo liners and bowling lanes.

We are the only vertically integrated North American manufacturer of both HPL and TFM (with the exception of particle board production in our TFM business where we purchase approximately 50% of our needs), and we design, manufacture and distribute our products throughout our principal markets. For the year ended December 31, 2008 and for the three months ended March 31, 2009 we generated net sales of $366.7 million and $63.9 million, respectively. During each of these periods, our decorative laminate products comprised approximately 87% and 82% of our net sales, respectively. For additional information regarding our results of operations by segment for the three months ended March 31, 2009 and 2008, please see note 16 to our unaudited condensed consolidated financial statements.

We offer an array of decorative and industrial laminate products from premium to commodity grades at a broad range of prices. HPL, TFM, FRL, Leatherlam, FRP, and our engineered laminates are utilized as durable and economical look-alike substitutes for natural surfacing materials such as wood, stone and ceramic tile. HPL is used in surfacing applications requiring greater surface wear and impact resistance than applications using TFM. FRL, a proprietary product, is used in surfacing applications requiring greater surface wear, impact resistance and fire prevention than applications using HPL. FRP is used in the building, trucking and recreational, or RV, markets. A typical customer or end user of decorative overlays might utilize HPL, TFM, FRL, FRP or Leatherlam for different surfaces of the same project. Our TFM products consist of a standard palette of over 150 colors, patterns and wood grains. Our HPL products consist of a standard palette of approximately 500 colors, patterns and wood grains.

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

We suffered net losses for the three months ended March 31, 2009 and the year ended December 31, 2008 of approximately $10.0 million and $121.7 million, respectively.  The net loss for the three months ended March 31, 2009 resulted primarily from reduced sales volume given the current economic conditions and also included a $1.6 million trade name impairment charge and $2.1 million in other expenses related primarily to legal and financial advisor fees incurred in connection with our efforts to restructure our debt obligations.   The net loss for the year ended December 31, 2008 was principally attributable to impairment charges related to goodwill and trade names taken during the year as well as our high ratio of fixed costs, including the interest costs on our debt and our depreciation expense.  We also had a stockholder’s deficit of approximately $39.5 million at March 31, 2009 and approximately $27.9 million at December 31, 2008. During the fourth quarter of 2008, in light of the weakening economy and our concerns about the troubled credit markets, we borrowed the full amount available under the revolver tranche of the Credit Facility. As a result, we had approximately $43.6 million in cash and cash equivalents and approximately $193.5 million in principal and interest outstanding under the Credit Facility as of March 31, 2009.

On February 27, 2009, we received a notice of default from the agent for the lenders under our Credit Facility due to our failure to comply with certain financial and reporting covenants. On March 31, 2009, we entered into the  Forbearance Agreement with our lenders pursuant to which the lenders agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate our payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The terms of the Forbearance Agreement prohibited us from, among other things, paying the April 1, 2009 interest payment on the Notes.  Our failure to make that interest payment is a default under the indenture governing the Notes and entitles the indenture trustee or the holders of 25% of the Notes, after a thirty-day grace period that ended on May 1, 2009 and upon delivery of proper notice to us, to accelerate our payment obligations under the Notes.  The indenture trustee informed the holders of the Notes of the payment default and of the event of default by letters dated April 9, 2009 and May 7, 2009, respectively.  Furthermore, if we are unable to restructure or refinance the Credit Facility or our payment obligations under the Notes are accelerated, our lenders could accelerate our payment obligations under the Credit Facility.  Based on these acceleration rights under the Credit Facility and the Notes, we reclassified approximately $343.9 million from long-term debt to current debt as of December 31, 2008. The current portion of long-term debt was approximately $344.0 million as of March 31, 2009.

In the event that most or all of our obligations under the Credit Facility and Notes become due and payable, we would be unable to fund our payment obligations. We believe that the consummation of  a successful restructuring is critical to our continued viability, and we are in active discussions with our lenders and an ad hoc group representing a substantial majority of the holders of our Notes to restructure our debt obligations, and have not received any acceleration notice related to these financing arrangements; however, given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements. We have engaged financial and legal advisors to provide assistance in these discussions, but if we are unable to find a timely solution, we may be compelled to file for bankruptcy protection.

Factors Affecting Our Results

Revenue

We generate our revenue primarily from the sale of our decorative laminates and, to a lesser extent, specialty resins, industrial laminates and decorative overlay papers in the United States and Canada. In recent periods, consistent with our continuing strategy, we have concentrated on selling finished laminated end products for their proprietary designs rather than marketing treated papers that could ultimately be used to compete against our own finished laminated products. Our focus is on high-end premium grades, such as abstract and wood grain patterned laminates that command higher prices and generate higher profit margins. For the three months ended March 31, 2009, approximately 90% of our HPL sales and 63% of our TFM sales were premium grade.

We have historically experienced higher sales in the second and third quarters of each year compared with the first and fourth quarters due primarily to seasonal fluctuations in demand. However, in 2008 the second, third and fourth quarter sales were lower than first quarter sales due primarily to soft market conditions resulting from the deteriorating general economy. We expect this slowdown in sales to continue during 2009. Also, from time to time, we have curtailed manufacturing operations to make necessary repairs and to maintain efficiencies during slowdowns in order flow.

Changes in our revenues from sales of our decorative laminates and industrial laminate products from period to period are affected by the following, among other factors:

•                  changes in general economic conditions and the availability of financing that affect the construction industry, since reductions in construction activity can materially reduce the demand for decorative laminates, as it has in recent quarters;

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

Gross Profit

Our gross profit has decreased in the three months ended March 31, 2009 in comparison to the three months ended March 31, 2008.  The decrease in gross profit is primarily the result of the decreased sales volume experienced in the three months ended March 31, 2009 as a result of weakened economic conditions.  The decreased sales volume in the three months ended March 31, 2009 had the effect of increasing the ratio of fixed overhead expenses to sales and as a result negatively impacted the gross profit margin.  In addition, certain raw material costs, especially for chemicals, were higher on average during the three months ended March 31, 2009 than in the same period in 2008.  The negative impact on gross profit in the three months ended March 31, 2009 resulting from lower sales volume and higher raw material costs was partially offset by aggressive cost containment measures, including significant headcount reductions.  We include certain costs such as distribution costs in our selling, general and administrative expenses.  Accordingly, our gross profit may not be comparable to other companies that include such costs in their costs of goods sold.

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

Changes in sales and marketing expenses as a percentage of our revenue may be affected by a number of factors, including changes in sales prices and / or volumes, as higher sales prices and / or volumes enable us to spread the fixed portion of our sales and marketing expenses over higher sales revenue. Sales and marketing expenses may increase from time to time due to advertising or marketing expenses associated with new product or enhanced product introductions and promotions and higher commissions paid to our sales force for achieving certain targets.

Administrative expenses include management salary, payroll and benefit costs, stock based compensation expense, rent, legal and environmental compliance fees and other administrative and overhead costs. Administrative expenses also include management fees to Genstar Capital LLC and The Sterling Group.

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

Amortization costs relate to the amortization of intangible assets, which consist primarily of key customer lists, patents and trademarks. We calculate amortization on a straight-line basis over the expected useful life of the asset, with each identifiable asset assessed individually. Key customer lists, patents and trademarks are amortized over their respective estimated useful lives to their estimated residual values. These useful lives generally range from three to fifteen years.

Interest Expense/Interest Income

Interest expense consists of interest on our outstanding indebtedness and the amortization of debt acquisition costs and other financial income and expenses. Interest income consists primarily of interest earned on cash balances in our bank accounts.

Income Tax Expense (Benefit)

Income tax expense is incurred at the U.S. federal, foreign and state levels. We are subject to taxation primarily in two jurisdictions, the United States and Canada. The effective tax rate in the first three months of 2009 was 19.4% compared to 58.0% for the first three months of 2008. The decrease in the effective rate for the first three months of 2009 as compared to the rate for the first three months of 2008 is primarily the result of our application of a full valuation allowance against the U.S. tax benefit generated in the first quarter of 2009 due to the uncertainty about our ability to generate sufficient income in the future to realize the benefit. The higher effective tax rate for the three months ended March 31, 2008 included the effect of tax expense on projected U.S. taxable income being recorded at a higher statutory rate than the tax benefit on the projected taxable loss for our Canadian subsidiary.

Critical Accounting Policies

Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of our condensed consolidated financial statements. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates, however, routinely require adjustment based on changing circumstances and the receipt of new or better information, and actual results may differ from these estimates under different assumptions or conditions. Management considers our policies on revenue recognition, adjustments for slow moving and obsolete inventories, potentially uncollectible accounts receivable, accruals for customer rebates, income taxes, intangible assets and long-lived assets and stock options to be critical accounting policies due to estimates, assumptions, and application of judgment involved in each.

Actual results may differ from management’s estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net Sales

Net sales were $63.9 million in the three months ended March 31, 2009 compared to $101.2 million for the three months ended March 31, 2008, a decrease of approximately 37% in U.S. dollars and approximately 34% in local currencies. The decrease in sales in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily attributable to lower high pressure laminate, or HPL and thermally-fused melamine, or TFM sales, which declined approximately 36% and 42%, respectively. The decline in HPL and TFM sales resulted primarily from the continued slowdown in the residential housing and credit markets as well as the decline in the overall general economy. Currency translation as it relates to our Canadian operation had the effect of decreasing sales in the first quarter of 2009 by approximately $2.8 million when compared to foreign exchange rates for the first quarter of 2008. In addition to decreases in demand, we continue to experience increased pricing pressure with respect to certain of our TFM and HPL products.

Sales of decorative laminates were $52.7 million in the three months ended March 31, 2009 compared to $87.7 million for the same period in 2008. Sales of decorative laminates, which includes both TFM and HPL (approximately 82% of net sales), decreased approximately 40% in the three months ended March 31, 2009 as compared to 2008.

Sales of other products, net of the intercompany sales eliminations, principally specialty resins, decorative overlay papers and industrial laminates, were $11.2 million in the three months ended March 31, 2009 compared to $13.5 million for the three months ended March 31, 2008. Other product sales (approximately 18% of net sales) decreased approximately 17% in the three months ended March 31, 2009. For the three months ended March 31, 2009, specialty resins accounted for approximately 4.2% of our total sales, while industrial and other specialty laminates, and decorative overlay papers accounted for approximately 8.8% and 1% of our sales, respectively.

Our net sales for the three months ended March 31, 2009 were adversely impacted by weakness in the U.S. economy generally and by the sharp slowdown in residential and commercial construction, particularly the residential housing and credit markets that occurred in 2008 and has continued during 2009.  Our products are incorporated into new buildings and homes, as well as buildings and homes being refurnished or remodeled.  As the construction and housing industries are extremely weak, we have experienced less demand for our products. Our HPL and TFM products are most affected by these adverse market conditions.  We believe that economic conditions will remain extremely challenging in the near term, and that demand for our products will likely continue to decline as a result, which would negatively impact our net sales, profitability and cash flows as well as our ability to comply with the covenants set forth in our Credit Facility or covenants in any replacement financing.  In addition to decreases in demand, we have experienced increased pressure on pricing from our competitors, particularly our more vertically integrated TFM competitors.  If this trend continues, our net sales and profitability could continue to decline.

Gross Profit

The gross profit margin as a percentage of net sales declined to approximately 12% in the three months ended March 31, 2009 from approximately 19% in the three months ended March 31, 2008.  The decrease in our gross profit margin for the three months ended March 31, 2009 was primarily attributable to the decreased sales volume of our HPL and TFM products resulting from weakened economic conditions. The decreased sales volume in the three months ended March 31, 2009 had the effect of increasing the ratio of fixed overhead expenses to sales which negatively impacted the gross profit margin. In addition, certain raw material costs, especially for chemicals, were higher on average during in the three months ended March 31, 2009 than in the same period in 2008. The negative impact on gross profit in the three months ended March 31, 2009 resulting from lower sales volume and higher raw material costs was partially offset by aggressive cost containment measures, including significant headcount reductions.  We include certain costs such as distribution costs in our selling, general and administrative expenses.  Accordingly, our gross profit may not be comparable to other companies that include such costs in their costs of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which primarily consist of sales and marketing expenses, were $10.4 million in the three months ended March 31, 2009 compared to $12.7 million for the three months ended March 31, 2008. The decrease in selling, general and administrative expenses in the three months ended March 31, 2009 is primarily attributable to aggressive cost containment including headcount reductions, and consolidation of the sales and marketing functions and other synergies realized through the consolidation of the operations of Panolam and Nevamar. As a percentage of net sales, selling, general and administrative expenses were approximately 16% and 13% for the three months ended March 31, 2009 and 2008, respectively.

Interest Expense

Interest expense, which includes the amortization of debt acquisition costs, was $6.2 million for the three months ended March 31, 2009 compared to $7.9 million for the same period in 2008. The decrease in interest expense in the three months ended March 31, 2009 as compared to the same period in 2008 is primarily attributable to lower average interest rates offset in part by higher average debt levels resulting from the borrowings under the revolver portion of our Credit Facility made in October 2008.

Income Taxes

Income tax provision in the three months ended March 31, 2009 was a benefit of $2.4 million as compared to a benefit of $0.6 million for the three months ended March 31, 2008. The effective tax rate in the first three months of 2009 was 19.4% compared to 58.0% for the first three months of 2008. The decrease in the effective rate for the first three months of 2009 as compared to the rate for the first three months of 2008 is primarily the result of our application of a full valuation allowance against the U.S. tax benefit generated in the first quarter of 2009 due to the uncertainty about our ability to generate sufficient income in the future to realize the benefit. The higher effective tax rate for the three months ended March 31, 2008 included the effect of tax expense on projected U.S. taxable income being recorded at a higher statutory rate than the tax benefit on the projected taxable loss for our Canadian subsidiary.

Net Loss

Net loss for the three months ended March 31, 2009 was $10.0 million compared to $0.5 million for the three months ended March 31, 2008, an increase of approximately $9.5 million. The increase in net loss is primarily attributable to lower net sales, which were partially offset by decreases in the cost of goods sold due to lower sales volume, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, as well as a trade name impairment charge and other administrative expenses related to our efforts to restructure our debt in the three months ended March 31, 2009, which were also partially offset by decreases in selling, general and administrative expenses, interest expense and income taxes.

Liquidity and Capital Resources

We require working capital to reinvest in our business and to repay or continue prepaying our indebtedness. Our total capital expenditures were approximately $3.4 million in 2008 and assuming we can restructure our indebtedness and continue operations, we anticipate total capital expenditures to approximate $4.0 million in 2009, of which $0.2 million was incurred in the first quarter and approximately $3.8 million is expected to be incurred during the remainder of 2009.

The principal sources of cash to fund our liquidity needs are cash provided by operating activities and cash provided by borrowings under our Credit Facility. Restrictive covenants in our debt agreements restrict our ability to pay dividends and make other distributions. Specifically, the Credit Facility restricts us from making payments of dividends or distributions, including to Panolam Holdings Co., subject to certain exceptions. Under certain circumstances we are permitted to pay dividends or distributions from our consolidated excess cash flow provided that, after giving effect to the dividend or distribution, we have a consolidated leverage ratio (calculated as a ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the Credit Facility) as of the last day of any fiscal quarter) not exceeding 3.75 to 1.00. Our Credit Facility also requires us to maintain a maximum consolidated leverage ratio (4.50 to 1.00 as of the end of each quarter ending during fiscal year 2009) that decreases over time and to limit the amount of our capital expenditures in any fiscal year. As of March 31, 2009, our consolidated leverage ratio was in excess of the permitted maximum amount at 8.05 to 1.00. The Credit Facility further requires us to maintain a minimum interest coverage ratio (2.25 to 1.00 as of the end of each quarter during fiscal year 2009) that increases over time. As of March 31, 2009, our minimum interest coverage ratio was below the required minimum at 1.46 to 1.00. For a discussion of the potential acceleration and restructuring of our indebtedness, see “Overview.”

The indenture governing our Notes also restricts us from making payments of dividends or distributions, subject to certain exceptions, unless, among other things, all such payments are less than 50% of our consolidated net income for the period from October 1, 2005 to the most recently ended fiscal quarter at the time of the payment. On March 30, 2009, the agent for the Credit Facility lenders provided us with a “blockage notice” directing us not to make an April 1, 2009 interest payment on the Notes. We did not make that payment, which is a default under the Notes, and, as a result, the holders of the Notes currently have the right to accelerate our payment obligations under the Notes.

When cash generated from our operations is sufficient, we may apply portions of our excess cash towards the repayment of our long-term debt. During the year ended December 31, 2008, we prepaid long-term debt of approximately $2.0 million, but we did not make any prepayments during the three months ended March 31, 2009. Under the terms of the Forbearance Agreement, an excess cash flow payment related to the year ended December 31, 2008 and calculated in accordance with the terms of the Credit Facility, is due on or before June 30, 2009.

Analysis of Cash Flows and Working Capital

Cash provided by operating activities was $0.5 million in the first three months ended March 31, 2009 compared to $9.1 million in the three months ended March 31, 2008. The decrease in cash flow for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily reflects an increase of $9.5 million in net loss and a net decrease of $0.3 million in the add back of non-cash expenses, including depreciation and amortization, the indefinite lived intangible asset impairment charge, amortization of debt acquisition costs, stock-based compensation expense and deferred taxes, all of which was partially offset by a $1.2 million decrease in the non-cash components of working capital. The increase in net loss of $9.5 million included approximately $2.1 million in other expenses that were paid in the first quarter of 2009 related to legal and financial advisor fees incurred in connection with our efforts to restructure our debt obligations that were paid in the first quarter of 2009. The net change in non-cash components of working capital decreased approximately $1.2 million in the first three months of 2009 as compared to the first three months of 2008, primarily due to decreases in accounts receivable and inventories of $2.7 million and $3.3 million, respectively, which were offset in part by a decrease in current assets of $0.7 million and a decrease of $4.2 million in accounts payable and accrued liabilities. The decrease in current assets is primarily attributable to retainer fees paid to both legal and financial advisors related to our debt restructuring efforts. The slower growth in net working capital assets in 2009 is primarily attributable to the weaker business environment described above and improved working capital management.

Cash used in investing activities was $0.2 million for the three months ended March 31, 2009 compared to $1.2 million in the three months ended March 31, 2008. The decrease in cash used in investing activities in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is related to a decrease in capital spending of $1.0 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Cash used in financing activities was four thousand dollars for the three months ended March 31, 2009 compared to a cash inflow of $0.5 million in the three months ended March 31, 2008. During the three months ended March 31, 2008, the net cash provided by financing activities resulted primarily from a $5.0 million draw down under our revolving credit facility offset in part by $2.0 million in term debt prepayments and the settlement of the subordinated notes with the former owners of Nevamar for $2.5 million, which included approximately $0.1 million in legal and bank fees.

Our Credit Facility, which became effective on September 30, 2005, initially consisted of a $135.0 million senior secured single draw seven-year term loan facility, and a $20.0 million senior secured five-year revolving credit facility.  In March 2006, the term loan was increased to $215.0 million and the revolving credit facility was increased to $30.0 million.  We prepaid $2.0 million, $20.0 million and $24.5 million of the term loan in 2008, 2007 and 2006, respectively, but made no prepayments during the three months ended March 31, 2009.  We had $25.9 million outstanding under the revolving credit facility at March 31, 2009 and December 31, 2008.  Our outstanding revolver borrowings as of March 31, 2009 and December 31, 2008 reflect a decision in December 2008 to borrow our remaining availability under the revolving loan tranche of our Credit Facility due to the weakening economy and our concerns about the troubled credit markets.  At March 31, 2009, the interest rate on the revolver borrowings was at an annual rate of 4.50%.  In addition, we had letters of credit issued in respect of workers’ compensation claims in an aggregate amount of $4.1 million, which also reduces our availability under the revolving portion of our Credit Facility.

Borrowings under our Credit Facility bear interest at our option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin.  The interest rates on borrowings under our revolving credit facility are subject to adjustment based on our leverage. At March 31, 2009 and at December 31, 2008, the interest rate on the term loan facility was at annual rates of 5.00% and 3.22%, respectively.  In accordance with the terms of the Credit Agreement, effective July 1, 2009, we will be required to pay interest on our Credit Facility borrowings at a default interest rate equivalent to a rate that is 2% per annum in excess of the rate that would otherwise be payable.  Our Credit Facility requires us to meet a maximum total leverage ratio of 4.50 and a minimum interest coverage ratio of 2.25 as of March 31, 2009 and an annual maximum expenditures limitation of $8.0 million for 2009.  In addition, the Credit Facility contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinated debt and engage in certain other activities customarily restricted in such agreements.  The Credit Facility also contains certain customary events of default, some of which are subject to grace periods.  As of March 31, 2009, we were not in compliance with certain financial and reporting covenants including our leverage and interest coverage covenants under our Credit Facility, which constitutes a default.  As a result, the lenders under the Credit Facility have the ability to accelerate our obligations to make payments under the Credit Facility and, in the event there was availability under the revolver, we would not be permitted to borrow funds until the noncompliance is cured or waived by the lenders.

On February 27, 2009, we received a notice of default from the agent for our lenders under our Credit Facility due to our failure to comply with certain financial and reporting covenants.  On March 31, 2009, we entered into the Forbearance Agreement with our lenders pursuant to which the lenders have agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate our payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility.  The terms of the Forbearance Agreement prohibited us from, among other things, paying the April 1, 2009 interest payment on the Notes.  Our failure to make that interest payment is a default under the indenture governing the Notes and entitles the indenture trustee or the holders of 25% of the Notes, after a thirty-day grace period that ended on May 1, 2009 and upon delivery of proper notice to us, to accelerate the our payment obligations under the Notes.  The indenture trustee informed the holders of the Notes of the payment default and of the event of default by letters dated April 9, 2009 and May 7, 2009, respectively.  Furthermore, if we are unable to restructure or refinance the Credit Facility or our payment obligations under the Notes are accelerated, our lenders could accelerate our payment obligations under the Credit Facility.  Based on these acceleration rights under the Credit Facility and the Notes, we reclassified approximately $343.9 million from long-term debt to current debt as of December 31, 2008. The current portion of long-term debt was approximately $344.0 million as of March 31, 2009. As such, we had a working capital deficiency of approximately $242.8 million as of March 31, 2009 and approximately $239.1 million as of December 31, 2008.

The indenture governing our Notes also contains a number of covenants that restrict our ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock, pay dividends or make other equity distributions, repurchase or redeem capital stock, make investments or other restricted payments, sell assets, engage in transactions with affiliates, create liens or consolidate or merge with or into other companies, and the ability of our restricted subsidiaries to make dividends or distributions to us.  On March 30, 2009, the agent for the lenders under the Credit Facility provided us with a “blockage notice” directing us not to make an April 1, 2009 interest payment on the Notes.  We did not make that payment, which is a default under the Notes, and, as a result, the holders of the Notes currently have the right to accelerate our payment obligations under the Notes.

In the event that most or all of our obligations under the Credit Facility and Notes become due and payable, we would be unable to fund our payment obligations.  We are in active discussions with our lenders and an ad hoc group representing a substantial majority of the holders of our Notes to restructure our debt obligations, and have not received any acceleration notice related to these financing arrangements; however, given the current negative conditions in our industry and the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements.  We have engaged financial and legal advisors to provide assistance in these discussions, but if we are not able to find a timely solution, we may be compelled to file for bankruptcy protection.

Off Balance Sheet Obligations

We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Regulatory Compliance

We are subject to federal, state, local and foreign (Canadian) laws, regulations and ordinances pertaining, among other things, to the quality and the protection of the environment and human health and safety and that require us to devote substantial time and resources in an effort to maintain continued compliance. There can be no assurance that judicial or administrative proceedings seeking penalties or injunctive relief will not be brought against us for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which we are currently unaware. In addition, changes to such regulations or the enactment of new regulations in the future could require us to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital requirements, operating expenses and other costs associated with compliance. We believe we have adequately provided for costs related to our ongoing obligations with respect to known environmental liabilities. Expenditures related to environmental liabilities during the three months ended March 31, 2009 and the year ended December 31, 2008 did not have a material effect on our financial condition or cash flows. Such expenditures are related to the costs to maintain general compliance at our facilities. The majority of the costs include staffing and training expenses, permitting and emission based fees, testing and analytical fees and waste disposal fees.

Our Auburn, Maine facility is subject to a COC, dated May 5, 1993, issued by the State of Maine DEP, with regard to unauthorized discharges of hazardous substances into the environment. We, along with the previous owners, are named in the COC, and are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The nature and extent of remediation has not yet been determined. The financial obligation of the previous owners to investigate and/or remediate is unlimited except with regard to a portion of the land known as “area 2” at our Auburn, Maine facility, which is capped at $10.0 million. We have recorded a liability of $0.7 million at March 31, 2009 and December 31, 2008 for site remediation costs in excess of costs assumed by the previous owners. We could incur additional obligations in excess of the amount accrued and our recorded estimate may change over time. We expect this environmental issue to be resolved within the next five to ten years.

Legal Proceedings

We are party to certain litigation matters involving ordinary and routine claims incidental to the business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, our ultimate costs with respect to such matters, if any, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry and our operations, economic performance and financial condition, including, in particular, statements relating to our business and strategy .  The words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information although not all forward-looking statements include these identifying words. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties.

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed under “Risk Factors” included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.  All forward-looking statements are based upon information available to us on the date of this report, and we undertake no obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise.

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

Amounts outstanding under our Credit Facility bear interest at our option at LIBOR plus an applicable margin or at an alternate base rate plus an applicable margin. These interest rates can fluctuate based on market rates. Based on the outstanding amount of our variable rate indebtedness at March 31, 2009, a 10% change in the interest rates at March 31, 2009 would have the effect of increasing or decreasing interest expense by approximately $1.0 million. Potential interest rate impact would also be affected by utilization of the revolving loan.

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

During the three months ended March 31, 2009, we recorded $0.1 million of income related to net foreign exchange transaction and revaluation adjustments, a decrease of $0.3 million over the same period last year. At December 31, 2008, we had approximately $5.1 million of unfavorable foreign currency translation adjustments and at March 31, 2009 we had approximately $6.8 million of unfavorable foreign currency translation adjustments included in stockholder’s deficit. There can be no assurances that the Canadian foreign exchange rate will not fluctuate adversely in the future and the potential risk for translation losses is not quantifiable.

Commodity Pricing Risk

We purchase commodities for our products such as paper, resins (and the chemicals used in making resins), wood furnish (used in the production of particleboard), raw particleboard and MDF. We also purchase other commodities, such as natural gas, heating oil and electricity. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor, and we are subject to risks on the pricing of these commodities. We do not engage in hedging activities for these commodities.

Credit Concentration Risk

We sell HPLs and TFMs to various distributors and OEMs, and we extend credit to our customers based on an evaluation of their financial condition. We review our trade accounts receivable balances for collectibility whenever events and circumstances indicate that the carrying amount may not be collectible and provide currently for any unrealizable amounts. At March 31, 2009, we had uncollateralized accounts receivable from five nonaffiliated customers approximating 11% of total gross accounts receivable balances.  Sales to these five nonaffiliated customers were approximately 7% of consolidated net sales for the three months ended March 31, 2009. As of March 31, 2009, no single customer represented more than 10% of our sales or accounts receivable.

Item 4T. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009.  Based on this evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934.

We continually seek ways to improve the effectiveness and efficiency of our internal controls over financial reporting, resulting in frequent process refinement.  However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.          Legal Proceedings

None

Item 1A.       Risk Factors

There have been no material changes to our risk factors as disclosed in Part I, Item 1A of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

Item 3.          Defaults Upon Senior Securities

As of March 31, 2009, we were not in compliance with certain financial and reporting covenants including our leverage and interest coverage covenants under our Credit Facility, which constitutes a default.  For further information, please see Note 9 (“Debt and Capital Lease Obligations”) to our unaudited condensed consolidated financial statements.

We did not make the April 1, 2009 interest payment on our Notes.  Our failure to make that interest payment is a default under the indenture governing the Notes and entitles the indenture trustee or the holders of 25% of the Notes, after a thirty-day grace period that ended on May 1, 2009 and upon delivery of proper notice to us, to accelerate our obligations under the Notes.  The amount of the payment due was $8.1 million and there is, as of the date of this filing, a total arrearage of $10.4 million.  For further information, please see Note 9 (“Debt and Capital Lease Obligations”) to our unaudited condensed consolidated financial statements.

Item 6.          Exhibits

EXHIBIT NUMBER	EXHIBIT TITLE
10.1

Forbearance Agreement by and between Panolam Holdings II Co, Panolam Industries International, Inc., the Requisite Lenders and Credit Suisse, Cayman Islands Branch, as administrative agent, dated March 31, 2009.*

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

* Incorporated herein by reference to Panolam Industries International, Inc. Current Report on Form 8-K filed on April 3, 2009.

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

Date:          May 20, 2009