Form 10-Q
period 2009-09-30
PANOLAM INDUSTRIES INTERNATIONAL INC
filed 2009-11-16
CIK 1086385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2009 was 200.

Panolam Industries International, Inc.

Index to Quarterly Report on

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,636	$43,452
Accounts receivable, less allowances of $4,844 at September 30, 2009 and $5,978 at December 31, 2008	16,889	14,193
Inventories	47,348	55,136
Other current assets	18,564	18,575
Total current assets	134,437	131,356
PROPERTY, PLANT AND EQUIPMENT — Net	208,192	218,330
INTANGIBLE ASSETS — Net	48,003	52,083
DEBT ACQUISITION COSTS — Net	5,783	7,057
OTHER ASSETS	1,963	3,457

TOTAL	$398,378	$412,283

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$8,101	$6,913
Accrued liabilities	30,571	19,585
Current portion of long-term debt	344,029	343,937
Total current liabilities	382,701	370,435

LONG-TERM DEBT, LESS CURRENT PORTION	6	13
DEFERRED INCOME TAXES	55,792	61,498
OTHER LIABILITIES	8,302	8,216
Total liabilities	446,801	440,162

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDER’S DEFICIT:
Common stock, $0.01 par value — 200 authorized, 200 issued and outstanding	—	—
Additional paid-in capital	81,854	81,528
Accumulated deficit	(133,476)	(104,434)
Accumulated other comprehensive income (loss)	3,199	(4,973)
Total stockholder’s deficit	(48,423)	(27,879)

TOTAL	$398,378	$412,283

See notes to unaudited condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

NET SALES	$63,861	$96,392	$194,790	$296,905

COST OF GOODS SOLD	56,488	80,022	169,785	241,046

GROSS PROFIT	7,373	16,370	25,005	55,859

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,753	11,327	30,294	37,354

INDEFINITE LIVED INTANGIBLE ASSET IMPAIRMENT CHARGE	—	—	1,589	—

OTHER EXPENSES	3,883	—	8,243	—

(LOSS) INCOME FROM OPERATIONS	(6,263)	5,043	(15,121)	18,505

INTEREST EXPENSE	6,983	7,030	20,171	21,829

INTEREST INCOME	(4)	(114)	(120)	(286)

LOSS BEFORE INCOME TAX BENEFIT	(13,242)	(1,873)	(35,172)	(3,038)

INCOME TAX BENEFIT	(1,622)	(634)	(6,130)	(926)

NET LOSS	$(11,620)	$(1,239)	$(29,042)	$(2,112)

See notes to unaudited condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,042)	$(2,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,447	23,118
Indefinite lived intangible asset impairment charge	1,589	—
Deferred income tax benefit	(6,025)	(3,210)
Amortization of debt acquisition costs	1,274	1,332
Stock based compensation expense	326	367
Other	(301)	225
Changes in operating assets and liabilities:
Accounts receivable	(2,475)	(5,026)
Inventories	8,498	(408)
Other current assets	(641)	2,358
Accounts payable and accrued liabilities	11,366	(1,293)
Income taxes payable/receivable	1,861	5,624
Other	(599)	(600)
Net cash provided by operating activities	9,278	20,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,492)	(3,126)
Net cash used in investing activities	(1,492)	(3,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(9)	(2,030)
Borrowings under revolving credit facility	—	5,000
Payment of amount due to Panolam Holdings Co.	—	(2,482)
Net cash (used in) provided by financing activities	(9)	488

EFFECT OF EXCHANGE RATE CHANGES ON CASH	407	(277)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,184	17,460
CASH AND CASH EQUIVALENTS - Beginning of period	43,452	10,744
CASH AND CASH EQUIVALENTS - End of period	$51,636	$28,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$5,857	$16,565
Cash payments for income taxes, net of refunds	(2,240)	(3,339)

See notes to unaudited condensed consolidated financial statements.

PANOLAM INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(Unaudited)

1.   BUSINESS

General

Panolam Industries International, Inc. (the “Company”) designs, manufactures and distributes decorative laminates, primarily thermally fused melamine panels (“TFMs”) and high-pressure laminate sheets (“HPLs”), throughout the United States and Canada.  The Company markets its products through independent distributors and directly to kitchen and bathroom cabinet, furniture, store fixtures and original equipment manufacturers (“OEMs”).  The Company wholly-owns the following companies:

•                                          Panolam Industries, Ltd.

•                                          Panolam Industries, Inc.

•                                          Pioneer Plastics Corporation (“Pioneer”)

•                                          Nevamar Holding Corp. (“Nevamar”)

The unaudited condensed consolidated balance sheet at September 30, 2009 and the condensed consolidated balance sheet at December 31, 2008, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 include the accounts of the Company and its subsidiaries. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim financial statements included herein have been included.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures at the date of the Company’s condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, discounts and rebates, inventories, income taxes and long-lived assets. Management bases its estimates and judgments on historical experience and current market conditions and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management considers the Company’s policies on revenue recognition, adjustments for slow moving and obsolete inventories, potentially uncollectible accounts receivable, accruals for customer rebates, income taxes, intangible assets and long-lived assets to be critical accounting policies due to estimates, assumptions, and application of judgment involved in each. The Company has evaluated subsequent events for recognition or disclosure through November 16, 2009, the date of filing of this Form 10-Q with the SEC.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of the uncertainty regarding its ability to continue as a going concern. This assumes a continuation of operations and the realization of assets and liabilities in the ordinary course of business. The Company had net losses for the nine months ended September 30, 2009 and the year ended December 31, 2008 of $29,042 and $121,656, respectively.  The net loss for the nine months ended September 30, 2009 resulted primarily from a reduction in sales volume given the current economic conditions, coupled with continuing fixed costs, and also included a $1,589 trade name impairment charge and $8,243 in other expenses related primarily to legal and financial advisor fees incurred in connection with the Company’s efforts to restructure its debt obligations. The net loss for the year ended December 31, 2008 was principally attributable to $96,691 of goodwill impairment and $24,921 of trade name impairments taken during the year as well as a high ratio of fixed costs, including the interest costs on its debt and depreciation expense. The Company also had a stockholder’s deficit of $48,423 at September 30, 2009 and $27,879 at December 31, 2008.

On February 27, 2009, the Company received a notice of default from the agent for the lenders under its senior credit facility (the “Credit Facility”) due to the Company’s failure to comply with certain financial and reporting covenants. On March 31, 2009, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with its lenders pursuant to which the lenders agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate the Company’s payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The Forbearance Agreement, which expired by its terms on June 30, 2009, required the Company to deliver to the lenders under the Credit Facility, on or before June 30, 2009, an excess cash flow payment related to the year ended December 31, 2008.  The Company did not make that excess cash flow payment and, furthermore, did not make the regularly-scheduled June interest payment on either the term loan or the revolver portions of the Credit Facility, which non-payments constituted defaults under the Forbearance Agreement.  On July 1, 2009, the Company received a letter from the agent under the Credit Facility notifying the Company of its defaults under the Forbearance Agreement and reserving the lenders’ rights related to all defaults.  In connection with the signing of the Restructuring Support Agreement (defined below), in September 2009, the Company has since paid all then-accrued interest on the term loan and revolver portions of the Credit Facility.

The terms of the Forbearance Agreement prohibited the Company from, among other things, paying the April 1, 2009 interest payment on its 10.75% Senior Subordinated Notes due 2013 (the “Notes”) and the Company did not make that payment. The Company also did not make the October 1, 2009 interest payment on the Notes.  Its failure to make those interest payments is a default under the indenture governing the Notes and entitles the indenture trustee or the holders of 25% of the Notes, after a thirty-day grace period, which ended on May 1, 2009 with respect to the April 1, 2009 interest payment and on October 31, 2009 with respect to the October 1, 2009 interest payment, and upon delivery of proper notice to the Company, to accelerate the Company’s payment obligations under the Notes.  The indenture trustee informed the holders of the Notes of the April 1, 2009 payment default and of the related event of default by letters dated April 9, 2009 and May 7, 2009, respectively.  Acceleration of the Company’s payment obligations under the Notes would be an additional event of default under the Credit Facility. Based on these acceleration rights under the Credit Facility and the Notes, the Company reclassified $343,937 from long-term debt to current debt as of December 31, 2008.  The current portion of long-term debt was $344,029 as of September 30, 2009. As such, the Company had a working capital deficiency of $248,264 as of September 30, 2009 and $239,079 as of December 31, 2008.

Chapter 11 Reorganization

On November 4, 2009, the Company, its parent corporation, Panolam Holdings Co. (“Holdings”), and Holdings’ other direct and indirect domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”).  The chapter 11 cases are being jointly administered under the caption In re Panolam Holdings Co., et al., Chapter 11 Case No. 09-13889 (MFW) (jointly administered) (the “Chapter 11 Case”).  The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  In general, as debtors-in-possession, the Debtors are authorized under chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  No request was made for the appointment of a special trustee or examiner in the Chapter 11 Case.

On September 25, 2009, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with noteholders holding approximately 66% in aggregate principal amount of the Notes, lenders holding approximately 83% in aggregate principal amount of its senior debt under the Company’s Credit Facility (the “Senior Debt”) and Credit Suisse, Cayman Islands Branch, as the administrative agent for the lenders of the Senior Debt (collectively, the “Consenting Holders”), pursuant to which the Consenting Holders agreed to vote in favor of and support the restructuring and recapitalization of the Debtors, including, among other things, the filing by the Debtors of the Chapter 11 Case and their proposed prepackaged plan of reorganization (the “Reorganization Plan”), subject to the terms and conditions of the Restructuring Support Agreement.  The Debtors launched a formal solicitation of votes for the Reorganization Plan from their creditors on Friday, October 2, 2009, and voting was completed on November 2, 2009.  As a result of the solicitation, the Reorganization Plan was accepted by 100% in dollar amount and 100% in number of holders of the Notes, 100% in dollar amount and 100% in number of holders of the Company’s senior revolving debt, and 90.67% in dollar amount and 97.82% in number of holders of the Company’s senior term debt that voted on the Reorganization Plan.

The Debtors have sought and obtained approval from the Bankruptcy Court to operate their businesses as debtors-in-possession during the pendency of the Chapter 11 Case, including approval to make payments to their vendors in the ordinary course as trade payments come due and to pay employees’ wages, salaries, reimbursable expenses and benefits.  The Debtors have also sought, and the Bankruptcy Court has issued, an order scheduling a confirmation hearing regarding the Reorganization Plan.  The confirmation hearing is scheduled to be held on December 10, 2009.

Pursuant to the Restructuring Support Agreement and the Reorganization Plan, if confirmed by the Bankruptcy Court, the (i) holders of the Senior Debt will receive a combination of cash and amended and restated first lien notes in the reorganized company, (ii) holders of the Notes will have their notes cancelled in exchange for shares of the new common stock of the reorganized company and (iii) holders of the existing capital stock of Holdings will have their shares cancelled in exchange for warrants to acquire 2.5% of the new common stock of the reorganized company under certain circumstances.  The reorganized company will enter into an amended and restated credit agreement with respect to the Credit Facility, pursuant to which it will issue amended and restated first-lien notes.  The reorganized company will also enter into a new second-lien credit facility with Apollo Capital Management and its affiliates, Eaton Vance Management and its affiliates, and Apollo Laminates Agent, LLC, as administrative agent, and, pursuant to that facility, will issue new second-lien term notes.  Finally, as discussed above, the Notes will be cancelled in exchange for shares of the new common stock of the reorganized company. As a result, the Company will cease to file reports with the Securities and Exchange Commission.

The filing of the Chapter 11 Case constituted an event of default that gives rise to acceleration rights under the Credit Facility and the indenture governing the Notes.  As a result, the Company’s payment obligations under the Credit Facility and Notes, which, as of September 30, 2009, amounted to $194,299 and $167,233, respectively, became automatically due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against any of the Debtors and the application of the applicable provisions of the Bankruptcy Code.

The Company is seeking approval of the Reorganization Plan because it does not have the resources to service all of its existing debt obligations and to assist the Company in reducing its leverage to allow it to pursue future growth opportunities.  If the Reorganization Plan is not confirmed by the Bankruptcy Court on a timely basis, the Company may be forced to operate in bankruptcy for an extended period, which would result in increased costs and disruption to the business.  The Company may not be able to successfully reorganize its business and may be forced to cease operations and liquidate.

As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

2.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (the “Codification”) as the source of authoritative generally accepted accounting principles in the United States, (“U.S. GAAP”). The Codification supersedes all then-existing, non-SEC accounting and reporting standards and reorganizes existing U.S. GAAP into authoritative accounting topics and sub-topics. The Company adopted the Codification as of September 30, 2009, and it impacted the Company’s disclosures by eliminating all references to pre-Codification standards.

In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance introduces the concept of financial statements being “available to be issued”, and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The guidance is effective for interim or annual financial periods ending after June 15, 2009, and the Company adopted it during the second quarter of 2009. See Note 1 and Note 17 for the disclosure required under this guidance.

In April 2009, the FASB issued guidance that requires an entity to provide interim disclosures about the fair value of financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments. The Company adopted this guidance during the second quarter of 2009. The impact of this guidance related only to disclosures regarding the fair value of the Company’s debt and did not have a material impact on the Company’s financial condition, results of operations and cash flows.

In March 2008, the FASB issued guidance regarding derivative instruments and hedging activities requiring that entities provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives;

how derivatives and related hedged items are accounted for under previously issued guidance regarding derivatives and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of this statement, the Company adopted this guidance on January 1, 2009 and it did not impact the Company’s condensed consolidated financial statements.

In December 2008, the FASB issued guidance that requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company is in the process of evaluating this guidance and will adopt the required disclosures for the year ending December 31, 2009.

In December 2007, the FASB issued guidance that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance on January 1, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued guidance that addresses the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, the guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired in the business combination or a gain from a bargain purchase and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to apply these principles to any acquisition made after January 1, 2009.

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued additional guidance that partially deferred the effective date for one year as it relates to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Other than this deferred portion, the Company adopted the fair value guidance in 2008 and it did not have a material impact on its consolidated financial statements. The Company adopted the deferral on January 1, 2009, and such adoption did not have a material impact on its condensed consolidated financial statements.

3.   INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2009	2008
Raw materials	$21,696	$23,798
Work in process	5,282	5,557
Finished goods	20,370	25,781
	$47,348	$55,136

4.   OTHER CURRENT ASSETS

Other current assets consist of:

	September 30,	December 31,
	2009	2008
Income taxes receivable	$3,937	$5,327
Deferred income taxes — current (see note 11)	5,201	4,728
Prepaid insurance	413	2,557
Other current assets	9,013	5,963
	$18,564	$18,575

5.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	September 30,	December 31,
	2009	2008
Land	$5,014	$4,896
Buildings and improvements	64,402	61,552
Machinery and equipment	233,736	226,087
Construction in process	2,964	2,334
	306,116	294,869
Accumulated depreciation	(97,924)	(76,539)
	$208,192	$218,330

Depreciation expense was $7,285 and $20,674 for the three and nine months ended September 30, 2009, respectively, versus $7,122 and $20,061 for the comparable prior year periods. Depreciation expense related to the Company’s manufacturing processes and administrative functions is included in the condensed consolidated statements of operations in cost of goods sold and selling, general and administrative expenses, respectively. Capital leases of $17 and $15 at September 30, 2009 and December 31, 2008, respectively, are included in machinery and equipment. There were no fixed asset impairment charges recorded in the first nine months of 2009.

6.   GOODWILL AND INTANGIBLE ASSETS, NET

The Company tests its goodwill and other indefinite-lived intangible assets for impairment at least on an annual basis or when other events indicate a more frequent test is required. The Company’s previously recorded goodwill was fully impaired during the quarter ended December 31, 2008. The Company performs an annual impairment test related to its indefinite lived intangible assets, which consist primarily of trademarks and tradenames at December 31, or more frequently should conditions that could affect fair value change significantly.

Due to continued weakness in the economy, the Company determined that the indefinite lived tradenames should be tested for impairment during the three months ended March 31, 2009. As a result of such interim test, the Company recorded an impairment charge of $1,589. The remaining fair value of the indefinite lived tradenames immediately following the impairment was $9,600, which serves as the new cost basis for the asset. A portion of the Company’s tradenames are recorded on the books and records of its Canadian subsidiary and as a result of the fluctuation in the foreign exchange rates used to translate the Canadian balance sheet into U.S. dollars, the consolidated value of the indefinite lived tradenames was $9,712 at September 30, 2009. The Company has determined that all of the indefinite-lived tradenames should be tested for impairment as a single unit because they were acquired in a single acquisition and are used together in the Company’s marketing, sales and branding efforts. The Company adopted the previously deferred portion of the FASB’s guidance relating to fair value measurements and disclosures, related to non-financial assets and liabilities, as disclosed in Note 2, and as a result applied the measurement of fair value to the tradename. The Company considered all relevant valuation techniques that could be obtained without incurring undue cost and effort, and concluded that a discounted relief-from-royalty approach provided the most reliable measure of fair value. The relief-from-royalty method involves determining the present value of the royalty savings associated with the ownership or possession, as opposed to licensing, of the trademarks. The Company used three inputs in applying approach (i) projected future sales; (ii) assumed royalty rate; and (iii) discount rate. As a result, the measurement is based significantly on internal projections, and the Company considered this fair value to be Level 3 within the FASB’s fair value hierarchy. There were no tradename impairment charges recorded in the second and third quarter of 2009.

The Company’s finite-lived intangible assets are grouped with other long-lived assets and are reviewed for impairment whenever events or changes in circumstances indicate that their respective carrying amounts may not be recoverable. The Company groups these assets for testing, with other assets and liabilities, at their lowest level of identifiable cash flows. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset group from the expected future pre-tax cash flows (undiscounted and without interest charges). If the expected future cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. No impairment charges related to finite lived intangible assets were recorded in the nine months ended September 30, 2009.

Intangible assets, net include the following:

	September 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Patents and trademarks	$9,134	$3,324	3, 12, 14	$9,134	$2,752	3, 12, 14
Key customer lists	43,574	11,449	15	43,574	9,270	15
Other	1,556	1,382	3, 10	1,493	1,297	3, 10
Trademarks and tradenames with indefinite useful lives	9,894	—	—	11,201	—	—
	$64,158	$16,155		$65,402	$13,319

Amortization expense was $915 and $2,773 for the three and nine months ended September 30, 2009, respectively, and $1,019 and $3,057 for the comparable prior year periods.  Expected amortization expense for the remainder of 2009 through 2013 is as follows:

2009	$915
2010	3,660
2011	3,660
2012	3,660
2013	3,660

7.   DEBT ACQUISITION COSTS

At September 30, 2009 and December 31, 2008, the debt acquisition costs and accumulated amortization were as follows:

	September 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)	Gross Carrying Value	Accumulated Amortization	Amortization Lives (Years)
Debt acquisition costs	$14,967	$9,184	7	$14,967	$7,910	7

Amortization of debt acquisition costs was $425 and $1,274 for the three and nine months ended September 30, 2009, respectively, versus $425 and $1,332 for the comparable prior year periods. The amortization of debt acquisition costs is included in interest expense.

8.   ACCRUED LIABILITIES

Accrued liabilities consist of:

	September 30,	December 31,
	2009	2008
Salaries, wages and employee benefits	$5,737	$5,635
Interest	17,017	4,058
Customer rebates	1,590	2,240
Insurance	—	2,026
Freight	592	827
Other	5,635	4,799
	$30,571	$19,585

9.   DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt consists of:

	September 30,	December 31,
	2009	2008
Senior Subordinated Notes, due 2013, face amount $151,000 less discount of $496 at September 30, 2009 and $590 at December 31, 2008, bearing interest at 10.75%	$150,504	$150,410
Senior Secured Term Loan, maturing 2012, bearing interest at September 30, 2009 of 5.00% and 3.22% at December 31, 2008	167,586	167,586
Revolver borrowings, bearing interest at September 30, 2009 and December 31, 2008 of 4.50%	25,928	25,928
Capitalized lease obligations and other	17	26
	344,035	343,950
Current portion	(344,029)	(343,937)
	$6	$13

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

Senior Secured Term Loan and Revolving Credit Loan—In September 2005, the Company entered into the Credit Facility, which originally provided for an aggregate committed amount of up to $155,000 consisting of two tranches; a $135,000 term loan and a $20,000 revolving loan. In March 2006, the term loan was increased to $215,000 and the revolving Credit Facility was increased to $30,000. The term and revolver borrowings may be designated as base rate or Eurodollar rate borrowings, as defined, plus an applicable interest margin. The applicable interest margin on the revolver is reset quarterly based upon certain ratios as defined in the Credit Facility. As of September 30, 2009 and December 31, 2008, the Company had $25,928 in revolver borrowings. The outstanding revolver borrowings as of September 30, 2009 and December 31, 2008 reflect a decision made by the Company in the fourth quarter of 2008 to borrow its remaining availability under the revolving credit facility due to the uncertainty in both the economy and the credit markets and in order to have as much liquidity as possible to respond to further downturns in the business. As of September 30, 2009 and December 31, 2008, the Company had letters of credit issued for workers’ compensation claims in an aggregate amount of $4,072 outstanding under the Credit Facility. The term loan portion of the Credit Facility is for 7 years and the revolving loan portion is for 5 years. It is not practicable to estimate the fair value of the Company’s term and revolving credit loans at September 30, 2009, without undue cost and effort.

The original quarterly repayment amount of the term loan facility was $338 with the balance due at September 30, 2012. Subsequent to the March 2006 amendment of the Credit Facility, the repayment of the principal amount of the amended term loan facility was scheduled to be paid in quarterly installments of $538 beginning March 31, 2006 with the balance of the principal due on September 30, 2012. During the years ended December 31, 2007 and 2006, the Company prepaid $20,000 and $24,539 of its term loan balance, respectively, and during the year ended December 31, 2008, the Company prepaid an additional $2,000 of its term loan balance. The Company has not made any prepayments in the nine months ended September 30, 2009. As a result of the prepayments, and assuming no acceleration of its payment obligations, the Company is no longer required to make any repayment of future principal installments until September 30, 2012, the loan maturity date. Under the terms of the Forbearance Agreement, which expired on June 30, 2009, an excess cash flow payment related to the year ended December 31, 2008 and calculated in accordance with the terms of the Credit Facility was due on or before June 30, 2009. The Company did not deliver the excess cash flow payment and, furthermore, did not make the regularly-scheduled June interest payments on either the term loan or the revolver portions of the Credit Facility.  In connection with the signing of the Restructuring Support Agreement (described in Note 1 — Business), in September 2009, the Company paid all then-accrued interest on the term loan and revolver portions of the Credit Facility.  The interest rate on the term loan facility was 5.00% at September 30, 2009.

The Credit Facility covenants limit, among other things, the Company’s ability to incur debt, pay dividends, change its capital structure, make guarantees, assume liens, and dispose of assets. These covenants include requirements for the Company to maintain a maximum total leverage ratio of 4.5 and a minimum interest coverage ratio of 2.25 as of September 30, 2009, as well as an annual maximum capital expenditures limitation of $8,000 for 2009. The Credit Facility also contains certain customary events of default, which in some instances are subject to grace periods. As of September 30, 2009, the Company was not in compliance with certain financial and reporting covenants including its leverage and interest coverage covenants under its Credit Facility, which constitutes a default.  As a result, the lenders under the Company’s Credit Facility have the ability to accelerate the Company’s obligations to make payments under its Credit Facility.  As discussed in Note 1 - Business, the Company’s payment obligations under the Credit Facility were automatically accelerated as a result of the filing of the Chapter 11 Case.

On February 27, 2009, the Company received a notice of default from the agent for the lenders under its Credit Facility due to the Company’s failure to comply with certain financial and reporting covenants. On March 31, 2009, the Company entered into the Forbearance Agreement with its lenders pursuant to which the lenders agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate the Company’s payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The Forbearance Agreement, which expired by its terms on June 30, 2009, required the Company to deliver to the lenders under the Credit Facility, on or before June 30, 2009, an excess cash flow payment related to the year ended December 31, 2008.  The Company did not make that excess cash flow payment and, furthermore, did not make the regularly-scheduled June interest payment on either the term loan or the revolver portions of the Credit Facility, which non-payments constituted defaults under the Forbearance Agreement.  On July 1, 2009, the Company received a letter from the agent under the Credit Facility notifying the Company of its defaults under the Forbearance Agreement and reserving the lenders’ rights related to all defaults.

The terms of the Forbearance Agreement prohibited the Company from, among other things, paying the April 1, 2009 interest payment on the Notes and the Company did not make that payment. The Company also did not make the October 1, 2009 interest payment on the Notes.  Its failure to make those interest payments is a default under the indenture governing the Notes and entitles the indenture trustee or the holders of 25% of the Notes, after a thirty-day grace period, which ended on May 1, 2009 with respect to the April 1, 2009 interest payment and on October 31, 2009 with respect to the October 1, 2009 interest payment, and upon delivery of proper notice to the Company, to accelerate the Company’s payment obligations under the Notes.  The indenture trustee informed the holders of the Notes of the April 1, 2009 payment default and of the related event of default by letters dated April 9, 2009 and May 7, 2009, respectively. Acceleration of the Company’s payment obligations under the Notes would be an additional event of default under the Credit Facility. Based on these acceleration rights under the Credit Facility and the Notes, the Company reclassified $343,937 from long-term debt to current debt as of December 31, 2008. The current portion of long-term debt was $344,029 as of September 30, 2009. As such, the Company had a working capital deficiency of $248,264 as of September 30, 2009 and $239,079 as of December 31, 2008.

The indenture governing the Company’s Notes also contains a number of covenants that restrict the Company’s ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock, pay dividends or make other equity distributions, repurchase or redeem capital stock, make investments or other restricted payments, sell assets, engage in transactions with affiliates, create liens or consolidate or merge with or into other companies, and the ability of the Company’s restricted subsidiaries to make dividends or distributions to the Company. Future principal debt payments are expected to be paid with cash flow generated by operations. On March 30, 2009, the agent for the lenders under the Credit Facility provided the Company with a “blockage notice” directing the Company not to make an April 1, 2009 interest payment on the Notes. The Company did not make that payment, nor did it make an October 1, 2009 interest payment on the Notes, each of which is a default under the Notes. It is not practicable to estimate the fair value of the Company’s Notes at September 30, 2009, without undue cost and effort.

The filing of the Chapter 11 Case constituted an event of default that gives rise to acceleration rights under the Credit Facility and the indenture governing the Notes.  As a result, the Company’s payment obligations under the Credit Facility and the Notes, which, as of September 30, 2009, amounted to $194,299 and $167,233, respectively, became automatically due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against any of the Debtors and the application of the applicable provisions of the Bankruptcy Code.

Pursuant to the Restructuring Support Agreement and the Reorganization Plan, if confirmed by the Bankruptcy Court, the (i) holders of the Senior Debt will receive a combination of cash and amended and restated first lien notes in the reorganized company, (ii) holders of the Notes will have their notes cancelled in exchange for shares of the new common stock of the reorganized company and (iii) holders of the existing capital stock of Holdings will have their shares cancelled in exchange for warrants to acquire 2.5% of the new common stock of the reorganized company under certain circumstances.  The reorganized company will enter into an amended and restated credit agreement with respect to the Credit Facility, pursuant to which it will issue amended and restated first-lien notes.  The reorganized company will also enter into a new second-lien credit facility with Apollo Capital Management and its affiliates, Eaton Vance Management and its affiliates, and Apollo Laminates Agent, LLC, as administrative agent, and, pursuant to that facility, will issue new second-lien term notes.  Finally, as discussed above, the Notes will be cancelled in exchange for shares of the new common stock of the reorganized company. As a result, the Company will cease to file reports with the Securities and Exchange Commission.

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

At September 30, 2009, the Company’s future debt principal payments are scheduled as follows and are based on the original terms and conditions of the Company’s Credit Facility and Notes. This schedule does not reflect the acceleration of obligations due to the filing of the Chapter 11 Case, as a result of which all amounts shown below are due and payable in 2009, nor does it reflect the restructuring of the Company’s indebtedness pursuant to the Reorganization Plan:

2009	$—
2010	25,928
2011	—
2012	167,586
2013	150,504
$344,018

The future principal payments on the Notes due in 2013 are net of the unamortized discount of $496.

At September 30, 2009, future capital lease payments, including an immaterial amount of interest, are as follows:

2009	$11
2010	6
$17

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

The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three months ended September 30, 2009 and 2008:

	Pension Plans		Other Post-Retirement Benefits
	Three months ended September 30,
	2009	2008	2009	2008
Service cost	$71	$75	$8	$9
Interest cost	216	175	22	23
Expected return on plan assets	(256)	(216)	—	—
Amortization and foreign currency translation	25	17	—	—
Net periodic benefit cost	$56	$51	$30	$32

The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the nine months ended September 30, 2009 and 2008:

	Pension Plans		Other Post-Retirement Benefits
	Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$201	$231	$24	$28
Interest cost	624	538	62	71
Expected return on plan assets	(736)	(664)	—	—
Amortization and foreign currency translation	74	52	—	—
Net periodic benefit cost	$163	$157	$86	$99

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

Defined Contribution Plans—The Company also sponsors defined contribution plans that are available to substantially all employees.  The Company contributes cash amounts, based upon a percentage of employee contributions, ranging from 1% to 3% of the employees’ pay.  The amount expensed for the Company match was zero and $187 for the three and nine months ended September 30, 2009, respectively, versus $309 and $960 for the comparable prior year periods. In March 2009, the Company suspended the funding of the Company’s matching portion of the cash contribution due to its current budgetary constraints.

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

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all years in which the statute of limitations is still open.

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

The income tax benefit for the first nine months of 2009 and 2008 was at an effective tax rate of approximately 17.4% and 30.5%, respectively. The decrease in the effective tax rate for the first nine months of 2009 as compared to the rate for the first nine months of 2008 is primarily the result of the Company’s application of a full valuation allowance against the U.S. tax benefit generated in the first nine months of 2009 due to the uncertainty about the Company’s ability to generate sufficient income in the future to realize the benefit. The Company’s effective tax rate for the nine months ended September 30, 2009 is lower than the U.S. statutory rate primarily as a result of the full valuation allowance applied against the U.S. tax benefit generated and the losses generated by the Company’s Canadian subsidiary being taxed at a rate lower than the U.S. statutory rate.

The total amount of unrecognized tax benefits including interest at September 30, 2009 was approximately $4,019. The Company includes accrued interest related to unrecognized tax benefits and statutory income tax penalties in its provision (benefit) for income taxes. The total amount of accrued interest reflected in the Company’s condensed consolidated balance sheet as of the first nine months ended September 30, 2009 was approximately $1,499.

12.  COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income for the three and nine months ended September 30, 2009 and 2008 is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(11,620)	$(1,239)	$(29,042)	$(2,112)
Foreign currency translation adjustment	5,132	(4,336)	8,172	(7,822)
Total comprehensive loss	$(6,488)	$(5,575)	$(20,870)	$(9,934)

13. RELATED PARTY TRANSACTIONS

The Company pays an annual management fee of $1,500 and reimbursement of out of pocket expenses to Genstar Capital LLC and The Sterling Group, which control the Company’s parent, Panolam Holdings II Co. For the nine months ended September 30, 2009, no management fees were paid and $1,125 was accrued for management fees. For the nine months ended September 30, 2008, $1,125 was paid and $375 was accrued for management fees.

On March 31, 2009, the Company entered into the Forbearance Agreement with its lenders pursuant to which the lenders agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate the Company’s payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The terms of the Forbearance Agreement, which expired on June 30, 2009, prohibited the Company from, among other things, paying Genstar Capital LLC and The Sterling Group the management fee. The Company has not paid and has no plans to pay the accrued management fees to Genstar Capital LLC or The Sterling Group in the foreseeable future.

14. STOCK OPTIONS

On September 30, 2005, the Company instituted the Panolam Holdings Co. 2005 Equity Incentive Plan (“Plan”). The compensation committee of the Board of Directors administers this Plan, and at least two non-

employee directors must be on the committee. The purpose of the Plan is to attract, retain and motivate the Company’s executives and its management employees. The Committee is authorized to approve the grant of any one or combination of stock options, stock appreciation rights, restricted stock, stock units and cash. On September 30, 2005, the Company granted stock options to an executive officer and management personnel to purchase 15,556 shares of the Company’s common stock, exercisable at a price of $500 per share. Through September 30, 2009, 4,889 of these stock options have been forfeited. These options vest ratably over 5 years. The Company’s policy is to issue shares to satisfy stock option exercises.

The Company recognizes stock-based compensation expense in accordance with the FASB’s guidance related to share-based payments. The Company recognized compensation expense of $326 for the nine months ended September 30, 2009 and $367 for the nine months ended September 30, 2008. Such compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The tax benefit related to this expense was $124 and $137, respectively, for the nine months ended September 30, 2009 and 2008. As of September 30, 2009 and December 31, 2008, there was $543 and $965 respectively, of unrecognized compensation expense relating to outstanding options. The amount at September 30, 2009 will be amortized over the remaining vesting period associated with each grant, and the weighted average expected amortization period is approximately 1.1 years.

Stock option activity and the related changes that occurred during the nine months ended September 30, 2009 is summarized as follows:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2008	13,945	$513	7,917	$505
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(1,778)	500	(1,067)	500
Vested	N/A	—	2,434	515
Outstanding, September 30, 2009	12,167	$515	9,284	$508

The Company uses the Black-Scholes Merton option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate.  In determining the fair value of its share-based awards, the Company has assumed no forfeitures and as a result expects the awards to vest ratably over the five year vesting period.  Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The Company did not grant any stock options during the first nine months of 2009. At September 30, 2009, the Company’s outstanding stock options had weighted average remaining contractual terms of 6.1 years and the outstanding stock options that are exercisable had weighted average remaining contractual terms of 6.1 years.

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

The Company’s Auburn, Maine, facility is subject to a Compliance Order by Consent (“COC”) dated May 5, 1993, issued by the State of Maine Department of Environmental Protection (“DEP”) with regard to unauthorized discharges of hazardous substances into the environment. The Company and the previous owners, named in the COC, are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The previous owners have completed and submitted to the State for its review a risk assessment. The financial obligation of the previous owners to investigate and or remediate is unlimited except with regard to a portion of the land at the Company’s Auburn, Maine, facility, which is capped at $10,000. The Company has recorded a liability of $709 and $710 at September 30, 2009 and December 31, 2008, respectively, for site remediation costs in excess of costs assumed by the previous owners. The Company could incur additional obligations in excess of the amount accrued and the Company’s recorded estimate may change over time. The Company expects this environmental issue to be resolved within the next five to ten years.

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

16. SEGMENT INFORMATION

The Company has determined its operating segments in a manner that reflects how the chief operating decision maker currently reviews the results of the Company’s business. The Company has two reportable segments, decorative laminates and other.  Decorative laminates manufactures and distributes decorative laminates, primarily TFM and HPL, for use in a wide variety of residential and commercial indoor surfacing applications.  This segment accounted for approximately 85% of the Company’s total revenue for the nine months ended September 30, 2009 and approximately 87% for the nine months ended September 30, 2008. The Company’s other segment includes the production and marketing of a variety of specialty resins for industrial uses, custom treated and chemically prepared decorative overlay papers and a variety of other industrial laminates including the Company’s fiber reinforced plastic product known as FRP. The other segment, net of the corporate/eliminations accounted for approximately 15% of the Company’s total revenue for the nine months ended September 30, 2009 and 13% for the nine months ended September 30, 2008. The amount of net sales reflected in the corporate/eliminations column in the tables below primarily represents the elimination of the intercompany sales of the other segment to the decorative laminate segment. The other amounts reflected in this column related to expenses, capital expenditures, impairment charges and total assets are associated with the Company’s corporate office. Certain corporate expenses are generally not allocated to specific operating segments and are accordingly reflected in the corporate/eliminations column in the tables below.

The Company uses the following key information in evaluating the performance of each segment:

	As of September 30, 2009 and for the Three Months Ended September 30, 2009
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$54,673	$10,906	$(1,718)	$63,861
Gross profit	6,352	1,021	—	7,373
Income (loss) from operations	2,497	642	(9,402)	(6,263)
Depreciation and amortization expense	6,542	953	705	8,200
Other expenses	—	—	3,883	3,883
Capital expenditures	771	29	203	1,003
Total assets	247,362	45,903	105,113	398,378

	Three Months Ended September 30, 2008
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$83,448	$14,234	$(1,290)	$96,392
Gross profit	15,006	1,364	—	16,370
Income (loss) from operations	9,447	770	(5,174)	5,043
Depreciation and amortization expense	6,404	973	764	8,141
Capital expenditures	602	58	276	936

	As of September 30, 2009 and for the Nine Months Ended September 30, 2009
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$164,828	$34,517	$(4,555)	$194,790
Gross profit	20,821	4,184	—	25,005
Income (loss) from operations	7,793	2,924	(25,838)	(15,121)
Depreciation and amortization expense	18,420	2,810	2,217	23,447
Indefinite lived intangible asset impairment charge	1,249	37	303	1,589
Other expenses	—	—	8,243	8,243
Capital expenditures	1,077	66	349	1,492
Total assets	247,362	45,903	105,113	398,378

	Nine Months Ended September 30, 2008
	Decorative Laminates	Other	Corporate/ Eliminations	Total
Net sales	$257,307	$44,270	$(4,672)	$296,905
Gross profit	51,384	4,475	—	55,859
Income (loss) from operations	34,714	2,924	(19,133)	18,505
Depreciation and amortization expense	18,079	2,700	2,339	23,118
Capital expenditures	2,029	661	436	3,126

Net sales by geographic area for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
United States	$51,153	$78,331	$158,877	$242,571
Canada	11,687	16,828	33,130	50,474
Other	1,021	1,233	2,783	3,860
	$63,861	$96,392	$194,790	$296,905

No single customer accounted for more than 10% of the Company’s consolidated net sales for any of the above periods.

Long-lived assets by geographic area were as follows:

	September 30, 2009	December 31, 2008
United States	$189,413	$210,464
Canada	74,528	70,463
	$263,941	$280,927

17.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition or disclosure through November 16, 2009.

On October 2, 2009, the Company launched a formal solicitation of votes for its Reorganization Plan and on November 4, 2009, it filed the Chapter 11 Case.  See Note 1 – Business and Note 9 – Debt and Capital Lease Obligations.

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

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets September 30, 2009
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$51,526	$(1,128)	$1,238	$—		$51,636
Accounts receivable, net	—	14,572	2,317	—		16,889
Inventories	—	41,563	5,785	—		47,348
Other current assets	8,657	4,214	5,693	—		18,564
Total current assets	60,183	59,221	15,033	—		134,437
Property, plant and equipment, net	1,530	135,248	71,414	—		208,192
Intangible assets, net	29,552	16,096	2,355	—		48,003
Debt acquisition costs, net	5,783	—	—	—		5,783
Other assets	1,204	—	759	—		1,963
Intercompany receivables	—	233,570	27,853	(261,423)		—
Investment in subsidiaries	520,678	—	—	(520,678	)(a)	—
Total	$618,930	$444,135	$117,414	$(782,101)		$398,378
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$608	$5,328	$2,165	$—		$8,101
Accrued liabilities	21,658	7,774	1,139	—		30,571
Current portion of long-term debt	344,018	11	—	—		344,029
Total current liabilities	366,284	13,113	3,304	—		382,701
Long-term debt, less current portion	—	6	—	—		6
Deferred income taxes	39,646	—	16,146	—		55,792
Other liabilities	—	2,187	6,115	—		8,302
Intercompany payables	261,423	—	—	(261,423)		—
Total liabilities	667,353	15,306	25,565	(261,423)		446,801
Total stockholder’s (deficit) equity	(48,423)	428,829	91,849	(520,678	)(a)	(48,423)
Total	$618,930	$444,135	$117,414	$(782,101)		$398,378

(a)      Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Balance Sheets December 31, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations		Total
ASSETS
Current Assets:
Cash and cash equivalents	$41,684	$(1,093)	$2,861	$—		$43,452
Accounts receivable, net	568	12,113	1,512	—		14,193
Inventories	—	50,142	4,994	—		55,136
Other current assets	10,559	3,533	4,483	—		18,575
Total current assets	52,811	64,695	13,850	—		131,356
Property, plant and equipment, net	1,471	148,839	68,020	—		218,330
Intangible assets, net	31,753	17,924	2,406	—		52,083
Debt acquisition costs, net	7,057	—	—	—		7,057
Other assets	3,420	—	37	—		3,457
Intercompany receivables	—	199,219	23,534	(222,753)		—
Investment in subsidiaries	501,151	—	—	(501,151	)(a)	—
Total	$597,663	$430,677	$107,847	$(723,904)		$412,283
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$169	$5,594	$1,150	$—		$6,913
Accrued liabilities	12,223	6,063	1,299	—		19,585
Current portion of long-term debt	343,926	11	—	—		343,937
Total current liabilities	356,318	11,668	2,449	—		370,435
Long-term debt, less current portion	—	13	—	—		13
Deferred income taxes	46,471	—	15,027	—		61,498
Other liabilities	—	2,509	5,707	—		8,216
Intercompany payables	222,753	—	—	(222,753)		—
Total liabilities	625,542	14,190	23,183	(222,753)		440,162
Total stockholder’s (deficit) equity	(27,879)	416,487	84,664	(501,151	)(a)	(27,879)
Total	$597,663	$430,677	$107,847	$(723,904)		$412,283

(a)      Elimination of investment in subsidiaries.

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2009
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$51,289	$13,483	$(911)	$63,861
Cost of goods sold	—	43,509	13,890	(911)	56,488
Gross profit (loss)	—	7,780	(407)	—	7,373
Selling, general and administrative expenses	5,074	4,099	580		9,753
Other expenses	3,883	—	—	—	3,883
Income (loss) from operations	(8,957)	3,681	(987)	—	(6,263)
Interest expense	6,983	—	—	—	6,983
Interest income	(4)	—	—	—	(4)
Income (loss) before income tax benefit and equity in net income (loss) of subsidiaries	(15,936)	3,681	(987)	—	(13,242)
Income tax benefit	(1,451)	—	(171)	—	(1,622)
Income (loss) before equity in net income (loss) of subsidiaries	(14,485)	3,681	(816)	—	(11,620)
Equity in net income (loss) of subsidiaries	2,865	—	—	(2,865)	—
Net income (loss)	$(11,620)	$3,681	$(816)	$(2,865)	$(11,620)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$79,222	$17,599	$(429)	$96,392
Cost of goods sold	—	62,910	17,541	(429)	80,022
Gross profit	—	16,312	58	—	16,370
Selling, general and administrative expenses	5,387	5,553	387	—	11,327
Income (loss) from operations	(5,387)	10,759	(329)	—	5,043
Interest expense	7,030	—	—	—	7,030
Interest income	(100)	—	(14)	—	(114)
(Loss) income before income tax benefit and equity in net income of subsidiaries	(12,317)	10,759	(315)	—	(1,873)
Income tax benefit	(99)	—	(535)	—	(634)
(Loss) income before equity in net income of subsidiaries	(12,218)	10,759	220	—	(1,239)
Equity in net income of subsidiaries	10,979	—	—	(10,979)	—
Net (loss) income	$(1,239)	$10,759	$220	$(10,979)	$(1,239)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2009
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$159,490	$37,376	$(2,076)	$194,790
Cost of goods sold	—	133,440	38,421	(2,076)	169,785
Gross profit	—	26,050	(1,045)	—	25,005
Selling, general and administrative expenses	16,541	12,166	1,587	—	30,294
Indefinite lived intangible asset impairment charge	303	953	333	—	1,589
Other expenses	8,243	—	—	—	8,243
Income (loss) from operations	(25,087)	12,931	(2,965)	—	(15,121)
Interest expense	20,170	1	—	—	20,171
Interest income	(118)	—	(2)	—	(120)
Income (loss) before income tax benefit and equity in net income (loss) of subsidiaries	(45,139)	12,930	(2,963)	—	(35,172)
Income tax benefit	(4,151)	—	(1,979)	—	(6,130)
Income (loss) before equity in net income (loss) of subsidiaries	(40,988)	12,930	(984)	—	(29,042)
Equity in net income (loss) of subsidiaries	11,946	—	—	(11,946)	—
Net income (loss)	$(29,042)	$12,930	$(984)	$(11,946)	$(29,042)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Net sales	$—	$238,098	$60,270	$(1,463)	$296,905
Cost of goods sold	—	183,305	59,204	(1,463)	241,046
Gross profit	—	54,793	1,066	—	55,859
Selling, general and administrative expenses	19,024	16,026	2,304	—	37,354
Income (loss) from operations	(19,024)	38,767	(1,238)	—	18,505
Interest expense	21,828	1	—	—	21,829
Interest income	(247)	—	(39)	—	(286)
(Loss) income before income tax expense (benefit) and equity in net income (loss) of subsidiaries	(40,605)	38,766	(1,199)	—	(3,038)
Income tax expense (benefit)	218	—	(1,144)	—	(926)
(Loss) income before equity in net income (loss) of subsidiaries	(40,823)	38,766	(55)	—	(2,112)
Equity in net income (loss) of subsidiaries	38,711	—	—	(38,711)	—
Net (loss) income	$(2,112)	$38,766	$(55)	$(38,711)	$(2,112)

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2009
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(29,042)	$12,930	$(984)	$(11,946)	$(29,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,179	15,177	6,091		23,447
Indefinite lived intangible asset impairment charge	303	953	333		1,589
Deferred income tax benefit	(4,534)	—	(1,491)		(6,025)
Amortization of debt acquisition costs	1,274	—	—		1,274
Stock based compensation expense	326	—	—		326
Equity in net income of subsidiaries	(11,946)	—	—	11,946	—
Other	(275)	147	(173)		(301)
Changes in operating assets and liabilities:
Accounts receivable	568	(2,459)	(584)		(2,475)
Inventories	—	8,579	(81)		8,498
Other current assets	564	(681)	(524)		(641)
Accounts payable and accrued liabilities	9,724	1,099	543		11,366
Income taxes payable	1,791	—	70		1,861
Other	—	24	(623)		(599)
Net cash provided by (used in) operating activities	(29,068)	35,769	2,577	—	9,278
Cash flows from investing activities:
Intercompany receivable/payable, net	39,261	—	—	(39,261)	—
Purchases of property, plant and equipment	(349)	(858)	(285)		(1,492)
Net cash (used in) provided by investing activities	38,912	(858)	(285)	(39,261)	(1,492)
Cash flows from financing activities:
Repayment of long-term debt	(2)	(7)	—		(9)
Intercompany receivable/payable, net	—	(34,939)	(4,322)	39,261	—
Net cash provided by (used in) financing activities	(2)	(34,946)	(4,322)	39,261	(9)
Effect of exchange rate changes on cash	—	—	407	—	407
Net change in cash and cash equivalents	9,842	(35)	(1,623)	—	8,184
Cash and cash equivalents—beginning of period	41,684	(1,093)	2,861	—	43,452
Cash and cash equivalents—end of period	$51,526	$(1,128)	$1,238	$—	$51,636

	Panolam Industries International, Inc. and Subsidiaries Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2008
	Parent Company	Subsidiary Guarantors	Non- Guarantor Company	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(2,112)	$38,766	$(55)	$(38,711)	$(2,112)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,230	14,798	6,090		23,118
Deferred income tax benefit	(1,818)	—	(1,392)		(3,210)
Amortization of debt acquisition costs	1,332	—	—		1,332
Stock based compensation expense	367	—	—		367
Equity in net income of subsidiaries	(38,711)	—	—	38,711	—
Other	(740)	881	84		225
Changes in operating assets and liabilities:
Accounts receivable	333	(4,648)	(711)		(5,026)
Inventories	—	162	(570)		(408)
Other current assets	2,387	(69)	40		2,358
Accounts payable and accrued liabilities	182	(606)	(869)		(1,293)
Income taxes payable	4,534	—	1,090		5,624
Other	—	(220)	(380)		(600)
Net cash provided by (used in) operating activities	(32,016)	49,064	3,327	—	20,375
Cash flows from investing activities:
Intercompany receivable/payable, net	45,599	—	—	(45,599)	—
Purchases of property, plant and equipment	(436)	(2,286)	(404)		(3,126)
Net cash (used in) provided by investing activities	45,163	(2,286)	(404)	(45,599)	(3,126)
Cash flows from financing activities:
Repayment of long-term debt	(2,018)	(12)	—		(2,030)
Borrowings under revolving credit facility	5,000	—	—		5,000
Payment of amount due to Panolam Holdings Co.	(2,482)	—	—		(2,482)
Intercompany receivable/payable, net	—	(45,548)	(51)	45,599	—
Net cash provided by (used in) financing activities	500	(45,560)	(51)	45,599	488
Effect of exchange rate changes on cash	—	—	(277)		(277)
Net change in cash and cash equivalents	13,647	1,218	2,595	—	17,460
Cash and cash equivalents—beginning of period	9,202	(2,553)	4,095	—	10,744
Cash and cash equivalents—end of period	$22,849	$(1,335)	$6,690	$—	$28,204

*       *      *      *     *

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2009 and the notes to those condensed consolidated financial statements included elsewhere in this Form 10-Q. In addition, the following discussion may be understood more fully by reference to our consolidated financial statements and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009. The statements in the discussion and analysis regarding our expectations for the performance of our business, our liquidity and capital resources and the other non-historical statements in the discussion and analysis are forward looking statements. Our actual results may differ from those contained in or implied by the forward-looking statements. Please see “Forward Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause results to differ materially from the results described in or implied by the forward looking statements contained herein.

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

We are the only vertically integrated North American manufacturer of both HPL and TFM (with the exception of particle board production in our TFM business where we purchase approximately 50% of our needs), and we design, manufacture and distribute our products throughout our principal markets. For the year ended December 31, 2008 and for the nine months ended September 30, 2009 we generated net sales of $366.7 million and $194.8 million, respectively. During each of these periods, our decorative laminate products comprised approximately 87% and 85% of our net sales, respectively. For additional information regarding our results of operations by segment for the nine months ended September 30, 2009 and 2008, please see note 16 to our unaudited condensed consolidated financial statements.

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

We suffered net losses for the nine months ended September 30, 2009 and the year ended December 31, 2008 of approximately $29.0 million and $121.7 million, respectively.  The net loss for the nine months ended September 30, 2009 resulted primarily from a reduction in sales volume given the current economic conditions, coupled with continuing fixed costs, and also included a trade name impairment charge of $1.6 million and $8.2 million in other expenses related primarily to legal and financial advisor fees incurred in connection with the Company’s efforts to

restructure its debt obligations.   The net loss for the year ended December 31, 2008 was principally attributable to impairment charges related to goodwill and trade names taken during the year as well as our high ratio of fixed costs, including the interest costs on our debt and our depreciation expense.  We also had a stockholder’s deficit of approximately $48.4 million at September 30, 2009 and approximately $27.9 million at December 31, 2008. During the fourth quarter of 2008, in light of the weakening economy and our concerns about the troubled credit markets, we borrowed the full amount available under the revolver tranche of the Credit Facility. As a result, we had approximately $51.6 million in cash and cash equivalents and approximately $194.3 million in principal and interest outstanding under the Credit Facility as of September 30, 2009.

On February 27, 2009, we received a notice of default from the agent for the lenders under our Credit Facility due to our failure to comply with certain financial and reporting covenants. On March 31, 2009, we entered into the  Forbearance Agreement with our lenders pursuant to which the lenders agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate our payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The Forbearance Agreement, which expired by its terms on June 30, 2009, required us to deliver to the lenders under the Credit Facility, on or before June 30, 2009, an excess cash flow payment related to the year ended December 31, 2008.  We did not make that excess cash flow payment and, furthermore, we did not make the regularly-scheduled June interest payment on either the term loan or the revolver portions of the Credit Facility, which non-payments constituted defaults under the Forbearance Agreement.  On July 1, 2009, we received a letter from the agent under the Credit Facility notifying us of the defaults under the Forbearance Agreement and reserving the lenders’ rights related to all defaults.  In connection with the signing of the Restructuring Support Agreement, in September 2009, we have since paid all then-accrued interest on the term loan and revolver portions of the Credit Facility.

The terms of the Forbearance Agreement prohibited us from, among other things, paying the April 1, 2009 interest payment on the Notes and we did not make that payment. We also did not make the October 1, 2009 interest payment on the Notes.  Our failure to make those interest payments is a default under the indenture governing the Notes and entitles the indenture trustee or the holders of 25% of the Notes, after a thirty-day grace period, which ended on May 1, 2009 with respect to the April 1, 2009 interest payment and on October 31, 2009 with respect to the October 1, 2009 interest payment, and upon delivery of proper notice to us, to accelerate our payment obligations under the Notes.  The indenture trustee informed the holders of the Notes of the April 1, 2009 payment default and of the related event of default by letters dated April 9, 2009 and May 7, 2009, respectively. Acceleration of our payment obligations under the Notes would be an additional event of default under the Credit Facility. Based on these acceleration rights under the Credit Facility and the Notes, we reclassified approximately $343.9 million from long-term debt to current debt as of December 31, 2008. The current portion of long-term debt was approximately $344.0 million as of September 30, 2009. As such, we had a working capital deficiency of $248.3 million as of September 30, 2009 and $239.1 million as of December 31, 2008.

On November 4, 2009, we, our parent corporation, Panolam Holdings Co. (“Holdings”), and Holdings’ other direct and indirect domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”).  The chapter 11 cases are being jointly administered under the caption In re Panolam Holdings Co., et al., Chapter 11 Case No. 09-13889 (MFW) (jointly administered) (the “Chapter 11 Case”).  The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  In general, as debtors-in-possession, the Debtors are authorized under chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  No request was made for the appointment of a special trustee or examiner in the Chapter 11 Case.

On September 25, 2009, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with noteholders holding approximately 66% in aggregate principal amount of the Notes, lenders holding approximately 83% in aggregate principal amount of our senior debt under our Credit Facility (the “Senior Debt”) and Credit Suisse, Cayman Islands Branch, as the administrative agent for the lenders of the Senior Debt (collectively, the “Consenting Holders”), pursuant to which the Consenting Holders agreed to vote in favor of and support the restructuring and recapitalization of the Debtors, including, among other things, the filing by the Debtors of the Chapter 11 Case and their proposed prepackaged plan of reorganization (the “Reorganization Plan”), subject to the terms and conditions of the Restructuring Support Agreement.  We launched a formal solicitation of votes for the Reorganization Plan from our creditors on Friday, October 2, 2009, and voting was completed on November 2, 2009.  As a result of the solicitation, the Reorganization Plan was accepted by 100% in dollar amount and 100% in number of holders of the Notes, 100% in dollar amount and 100% in number of holders of our senior revolving debt, and 90.67% in dollar amount and 97.82% in number of holders of our senior term debt that voted on the Reorganization Plan.

The Debtors have sought and obtained approval from the Bankruptcy Court to operate their businesses as debtors-in-possession during the pendency of the Chapter 11 Case, including approval to make payments to their vendors in the ordinary course as trade payments come due and to pay employees’ wages, salaries, reimbursable expenses and benefits.  We have also sought and the Bankruptcy Court has issued an order scheduling a confirmation hearing regarding the Reorganization Plan.  The confirmation hearing is scheduled to be held on December 10, 2009.

Pursuant to the Restructuring Support Agreement and the Reorganization Plan, if confirmed by the Bankruptcy Court, the (i) holders of the Senior Debt will receive a combination of cash and amended and restated first lien notes in the reorganized company, (ii) holders of the Notes will have their notes cancelled in exchange for shares of the new common stock of the reorganized company and (iii) holders of the existing capital stock of Holdings will have their shares cancelled in exchange for warrants to acquire 2.5% of the new common stock of the reorganized company under certain circumstances.  The reorganized company will enter into an amended and restated credit agreement with respect to the Credit Facility, pursuant to which it will issue amended and restated first-lien notes.  The reorganized company will also enter into a new second-lien credit facility with Apollo Capital Management and its affiliates, Eaton Vance Management and its affiliates, and Apollo Laminates Agent, LLC, as administrative agent, and, pursuant to that facility, will issue new second-lien term notes.  Finally, as discussed above, the Notes will be cancelled in exchange for shares of the new common stock of the reorganized company. As a result, we will cease to file reports with the Securities and Exchange Commission.

The filing of the Chapter 11 Case constituted an event of default that gives rise to acceleration rights under the Credit Facility and the indenture governing the Notes.  As a result, our payment obligations under the Credit Facility and Notes, which, as of September 30, 2009, amounted to $194.3 million and $167.2 million, respectively, became automatically due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against any of the Debtors and the application of the applicable provisions of the Bankruptcy Code.

We are seeking approval of the Reorganization Plan because we do not have the resources to service all of our existing debt obligations and to assist us in reducing our leverage to allow us to pursue future growth opportunities.  If the Reorganization Plan is not confirmed by the Bankruptcy Court on a timely basis, we may be forced to operate in bankruptcy for an extended period, which would result in increased costs and disruption to the business.  We may not be able to successfully reorganize our business and may be forced to cease operations and liquidate.  Accordingly, there is substantial doubt about our ability to continue as a going concern.

Factors Affecting Our Results

Revenue

We generate our revenue primarily from the sale of our decorative laminates and, to a lesser extent, specialty resins, industrial laminates and decorative overlay papers in the United States and Canada. In recent periods, consistent with our continuing strategy, we have concentrated on selling finished laminated end products for their proprietary designs rather than marketing treated papers that could ultimately be used to compete against our own finished laminated products. Our focus is on high-end premium grades, such as abstract and wood grain patterned laminates that command higher prices and generate higher profit margins. For the nine months ended September 30, 2009, approximately 91% of our HPL sales and 65% of our TFM sales were premium grade.

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

Cost of Goods Sold

Our cost of goods sold consists primarily of raw materials, most of which are paper, raw particle board and resin, and energy costs for oil, natural gas and electricity, which generally are variable, and to a lesser extent, direct labor and overhead. Our costs of sales are directly affected by changes in prices for these raw materials, as well as by changes in energy costs and oil prices which affect the price of the petroleum based products that we use to manufacture resins. Recently, the prices of certain of these raw materials have increased and may continue to increase in the future. While we generally attempt to pass along increased raw material prices to our customers in the form of price increases, there may be a time delay between the increased raw material prices and our ability to increase the selling prices of our products, or we may be unable to increase the prices of our products due to pricing pressure, decreased demand or other factors, particularly in our TFM product line where we have been unable to pass all of the price increases through to our customers for competitive reasons. Similarly, we have instituted certain surcharges on our customers from time to time to reflect increases in our transportation or distribution costs.

Gross Profit

Our gross profit has decreased in the nine months ended September 30, 2009 in comparison to the nine months ended September 30, 2008. The decrease in gross profit is primarily the result of the decreased sales volume experienced in the nine months ended September 30, 2009 as a result of weakened economic conditions. The decreased sales volume in the nine months ended September 30, 2009 had the effect of increasing the ratio of fixed overhead expenses to sales and as a result negatively impacted the gross profit margin. In addition, certain raw material costs, especially for chemicals, were higher on average during the nine months ended September 30, 2009 than in the same period in 2008. The negative impact on gross profit in the nine months ended September 30, 2009 resulting from lower sales volume and higher raw material costs was partially offset by aggressive cost containment measures, including significant headcount reductions. We include certain costs such as distribution costs in our selling, general and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such costs in their cost of goods sold.

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

Income Tax Expense

Income tax expense is incurred at the U.S. federal, foreign and state levels. We are subject to taxation primarily in two jurisdictions, the United States and Canada. The effective tax rate in the first nine months of 2009 was approximately 17.4% compared to 30.5% for the first nine months of 2008. The decrease in the effective tax rate for the first nine months of 2009 as compared to the rate for the first nine months of 2008 is primarily the result of our application of a full valuation allowance against the U.S. tax benefit generated in the first nine months of 2009 due to the uncertainty about our ability to generate sufficient income in the future to realize the benefit. The Company’s effective tax rate for the nine months ended September 30, 2009 is lower than the U.S. statutory rate primarily as a result of the full valuation allowance applied against the U.S. tax benefit generated and the losses generated by the Company’s Canadian subsidiary being taxed at a rate lower than the U.S. statutory rate.

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

We perform an annual impairment test related to our indefinite lived intangible assets at December 31, or more frequently should conditions that could affect fair value change significantly.  We performed impairment testing related to goodwill and indefinite lived tradenames as of December 31, 2008, which led to impairment charges of $96.7 million and $24.9 million for goodwill and other indefinite lived intangible assets, respectively. As a result, goodwill was written down to zero.  Due to continued weakness in the economy, we determined that the indefinite lived tradenames should be tested for impairment during the three months ended March 31, 2009 and, as a result, we recorded an impairment charge of $1.6 million.  We did not record an impairment charge during the three months ended September 30, 2009.

We have determined that all of the indefinite lived tradenames should be tested for impairment as a single unit because the indefinite lived tradenames were acquired in a single acquisition, and are used together in the our marketing, sales and branding efforts. The impairment test involves comparing the fair value of the assets to the recorded carrying value of the assets. We utilized a variation of the income approach referred to as the “relief-from-royalty” method to determine the estimated fair value of the indefinite lived intangible asset or tradename. The relief-from-royalty method involves determining the present value of the royalty savings associated with the ownership or possession, as opposed to licensing, of the trademarks. The key assumptions used in estimating the royalty savings for impairment testing included the discount rate, royalty rate and future sales projections. The discount rate was determined utilizing a weighted average cost of capital approach based on our industry and peer group, and adjusted for company-specific risk factors. Royalty rates are established by us utilizing independent market research for similar tradename licensing transactions. The rates are periodically updated when facts and circumstances indicate a change. The future sales projections were determined based on current budgets and are reflective of our current expectations as to sales, including the effects of the current economic conditions.

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

We perform an impairment test of finite lived assets, which consist of amortizing tradenames, customer lists, patents, and plant property and equipment (“PP&E”), when an event occurs or there is a change in circumstances that indicates that the carrying value of the long lived assets may not be recoverable or the useful life of the asset has changed.  We recorded a fixed asset impairment charge during the year ended December 31, 2008 of approximately $5.2 million related to our Norcross, Georgia plant, which produces TFM products. We did not record impairment charges related to finite lived fixed or intangible assets during the three months or nine months ended September 30, 2009.

We group the finite lived assets for testing, with other assets and liabilities, at their lowest level of identifiable cash flows. For PP&E and patents, the lowest level of cash flows is the operating location, and for customer lists and tradenames, is a group of operating locations that all derive a shared benefit from those intangible assets. We use undiscounted cash flow projections to calculate the recoverable value of long lived assets to determine if the assets are impaired. Our approach is based on the future projected EBITDA results, by operating location, which approximates cash flows. The financial projections include forecasted sales, operating costs and other relevant factors that were determined based on current budgets and include assumptions for the current economic conditions and their impact on our operating locations. A 10% increase or decrease in the projected EBITDA results used during testing would not have resulted in any impairment charge for the nine months ended September 30, 2009.

We believe that our estimates are appropriate in the circumstances. The valuation methodologies and calculations used in the 2008 impairment testing of long lived assets are consistent with prior years.

Results of Operations

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

Net Sales

Net sales were $63.9 million and $194.8 million in the three and nine months ended September 30, 2009 compared to $96.4 million and $296.9 million for the three and nine months ended September 30, 2008, a decrease of approximately 34% in both the third quarter and nine month period, respectively. In local currencies, net sales for 2009 declined approximately 33% in both the third quarter and nine month period, respectively. The decrease in sales in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 is primarily attributable to lower HPL sales, which declined approximately 35% and 34% during the respective periods and TFM sales, which declined approximately 35% and 40% during the respective periods. The decline in HPL and TFM sales resulted primarily from the continued slowdown in the residential housing and credit markets as well as the continuing weakness in the overall general economy. Currency translation as it relates to our Canadian operation had the effect of decreasing sales in the first nine months of 2009 by approximately $5.5 million when compared to foreign exchange for the nine months ended September 30, 2008. In addition to decreases in demand, we continue to experience increased pricing pressure with respect to certain of our TFM and HPL products.

Sales of decorative laminates were $54.6 million and $164.8 million in the three and nine months ended September 30, 2009 compared to $83.5 million and $257.3 million for the same periods in 2008. Sales of decorative laminates, which includes both TFM and HPL (approximately 85% of net sales), decreased approximately 35% and 36% in the three and nine month periods ended September 30, 2009 as compared to 2008.

Sales of other products, net of the intercompany sales eliminations, principally specialty resins, decorative overlay papers and industrial laminates, were $9.3 million and $30.0 million in the three and nine months ended September 30, 2009 compared to $12.9 million and $39.6 million for the three and nine months ended September 30, 2008. Other product sales (approximately 15% of net sales) decreased approximately 28% in the three months ended September 30, 2009 and decreased approximately 24% in the nine months ended September 30, 2009 as compared to the same periods in 2008. For the nine months ended September 30, 2009, specialty resins accounted for approximately 5% of our total sales, while industrial and other specialty laminates, and decorative overlay papers accounted for approximately 8% and 1% of our sales, respectively.

Our net sales for the three and nine month periods ended September 30, 2009 were adversely impacted by weakness in the U.S. economy generally and by the sharp slowdown in residential and commercial construction, particularly the residential housing and credit markets that occurred in 2008 and has continued during 2009. Our products are incorporated into new buildings and homes, as well as buildings and homes being refurnished or remodeled. As the construction and housing industries are extremely weak, we have experienced less demand for our products. Our HPL and TFM products are most affected by these adverse market conditions.  We believe that economic conditions will remain extremely challenging in the near term, and that demand for our products will likely continue to decline as a result, which would negatively impact our net sales, profitability and cash flows as well as our ability to comply with the covenants set forth in our Credit Facility or covenants in any replacement financing.  In addition to decreases in demand, we have experienced increased pressure on pricing from our competitors, particularly our more vertically integrated TFM competitors.  If this trend continues, our net sales and profitability could continue to decline.

Gross Profit

The gross profit margin as a percentage of net sales declined to approximately 12% and 13% in the three and nine months ended September 30, 2009 from approximately 17% and 19% in the three and nine months ended September 30, 2008. The decrease in our gross profit margin for the three and nine months ended September 30, 2009 was primarily attributable to decreased sales volume of our HPL and TFM products resulting from weakened economic conditions. The decreased sales volume in the three and nine months ended September 30, 2009 had the effect of increasing the ratio of fixed overhead expenses to sales, which negatively impacted the gross profit margin. In addition, certain raw material costs, especially for chemicals, were higher on average during the three and nine months ended September 30, 2009 than in the comparable 2008 periods. The negative impact on gross profit in the three and nine months ended September 30, 2009 resulting from the lower sales volume and higher raw material costs was partially offset by aggressive cost containment measures, including significant headcount reductions. We include certain costs such as distribution costs in our selling, general and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such costs in their costs of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which primarily consist of sales and marketing expenses, were $9.8 million and $30.3 million in the three and nine months ended September 30, 2009 compared to $11.3 million and

$37.4 million for the three and nine months ended September 30, 2008. The decrease in selling, general and administrative expenses in the three and nine months ended September 30, 2009 is primarily attributable to aggressive cost containment including headcount reductions, and consolidation of the sales and marketing functions and other synergies realized through the consolidation of the operations of Panolam and Nevamar. As a percentage of net sales, selling, general and administrative expenses were approximately 15% and 16% in the three and nine months ended September 30, 2009 compared to approximately 12% in the three and nine months ended September 30, 2008. The increase in this percentage in the three and nine months ended September 30, 2009 was primarily attributable to the lower sales volume in both periods.

Interest Expense

Interest expense, which includes the amortization of debt acquisition costs, was $7.0 million and $20.2 million for the three and nine months ended September 30, 2009 compared to $7.0 million and $21.8 million for the same periods in 2008. The decrease in interest expense in the nine months ended September 30, 2009 as compared to the same periods in 2008 is primarily attributable to lower average interest rates offset in part by higher average debt levels resulting from the borrowings under the revolver portion of our Credit Facility made in the fourth quarter of 2008.

Income Taxes

Income tax benefit in the nine months ended September 30, 2009 amounted to a benefit of $6.1 million as compared to a benefit of $0.9 million for the nine months ended September 30, 2008. The effective tax rate in the first nine months of 2009 was 17.4% compared to 30.5% for the first nine months of 2008. The decrease in the effective tax rate for the first nine months of 2009 as compared to the rate for the first nine months of 2008 is primarily the result of our application of a full valuation allowance against the U.S. tax benefit generated in the first nine months of 2009 due to the uncertainty about our ability to generate sufficient income in the future to realize the benefit. The Company’s effective tax rate for the nine months ended September 30, 2009 is lower than the U.S. statutory rate primarily as a result of the full valuation allowance applied against the U.S. tax benefit generated and the losses generated by the Company’s Canadian subsidiary being taxed at a rate lower than the U.S. statutory rate.

Net Loss

Net loss for the three months ended September 30, 2009 was $11.6 million compared to net loss of $1.2 million for the three months ended September 30, 2008, an increase of approximately $10.4 million. The increase in net loss is primarily attributable to lower net sales, which were partially offset by decreases in the cost of goods sold due to lower sales volume, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, as well as to increases in other administrative expenses related to our efforts to restructure our debt in the three months ended September 30, 2009, which were also partially offset by decreases in selling, general and administrative expenses and income taxes.

Net loss for the nine months ended September 30, 2009 was $29.0 million compared to net loss of $2.1 million for the nine months ended September 30, 2008, an increase of approximately $26.9 million. The increase in net loss is primarily attributable to lower net sales, which were partially offset by decreases in the cost of goods sold due to lower sales volume, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, as well as to a trade name impairment charge and other administrative expenses related to our efforts to restructure our debt in the nine months ended September 30, 2009, which were also partially offset by decreases in selling, general and administrative expenses, interest expense and income taxes.

Liquidity and Capital Resources

We require working capital to reinvest in our business and to repay or continue prepaying our indebtedness. Our total capital expenditures were approximately $3.4 million in 2008 and, assuming we can restructure our indebtedness and continue operations, we anticipate total capital expenditures to approximate $2.9 million in 2009, of which $1.5 million was incurred in the first nine months and approximately $1.4 million is expected to be incurred during the remainder of 2009.

The principal sources of cash to fund our liquidity needs are cash provided by operating activities and cash provided by borrowings under our Credit Facility. Restrictive covenants in our debt agreements restrict our ability to pay dividends and make other distributions. Specifically, the Credit Facility restricts us from making payments of dividends or distributions, including to Panolam Holdings, subject to certain exceptions. Under certain circumstances we are permitted to pay dividends or distributions from our consolidated excess cash flow provided that, after giving effect to the dividend or distribution, we have a consolidated leverage ratio (calculated as a ratio of consolidated total debt to consolidated adjusted EBITDA (as defined in the Credit Facility) as of the last day of any fiscal quarter) not exceeding 3.75 to 1.00. Our Credit Facility also requires us to maintain a maximum consolidated leverage ratio (4.50 to 1.00 as of the end of each quarter ending during fiscal year 2009) that decreases over time and to limit the amount of our capital expenditures in any fiscal year. As of September 30, 2009, our consolidated leverage ratio was in excess of the permitted maximum amount at 12.73 to 1.00. The Credit Facility further requires us to maintain a minimum interest coverage ratio (2.25 to 1.00 as of the end of each quarter during fiscal year 2009) that increases over time. As of September 30, 2009, our minimum interest coverage ratio was below the required minimum at .89 to 1.00. For the calculation of these ratios, see “Liquidity and Capital Resources – Debt Covenant Ratios” and for a discussion of the acceleration and potential restructuring of our indebtedness, see “Overview.”

The indenture governing our Notes also restricts us from making payments of dividends or distributions, subject to certain exceptions, unless, among other things, all such payments are less than 50% of our consolidated net income for the period from October 1, 2005 to the most recently ended fiscal quarter at the time of the payment. Given the defaults under the Credit Facility and Notes, we have accrued, but not paid, management fees to Genstar Capital LLC and the Sterling Group during 2009. On March 30, 2009, the agent for the lenders under the Credit Facility provided us with a “blockage notice” directing us not to make an April 1, 2009 interest payment on the Notes. We did not make that payment, nor did we make an October 1, 2009 interest payment on the Notes, each of which is a default under the Notes. The filing of the Chapter 11 case on November 4, 2009 constituted an event of default that gives rise to acceleration rights under the indenture governing the Notes.  As a result, our payment obligations under the Notes became automatically due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against any of the Debtors and the application of the applicable provisions of the Bankruptcy Code.

If our Reorganization Plan, which is discussed in “Liquidity and Capital Resources – Analysis of Cash Flows and Working Capital” below, is confirmed by the Bankruptcy Court, our debt under both our Credit Facility and the Notes will be extinguished and replaced.  Any replacement debt will likely be subject to new covenants restricting our payments of dividends or other distributions as well as certain other new financial covenants.

When cash generated from our operations is sufficient, we may apply portions of our excess cash towards the repayment of our long-term debt. During the year ended December 31, 2008, we prepaid long-term debt of approximately $2.0 million, but we did not make any prepayments during the nine months ended September 30, 2009.

Analysis of Cash Flows and Working Capital

Cash provided by operating activities was $9.3 million and $20.4 million in the nine months ended September 30, 2009 and the nine months ended September 30, 2008, respectively. The decrease in cash flow of $11.1 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily reflects an increase of $26.9 million in net loss and a net decrease of $1.5 million in the add back of non-cash expenses, including depreciation and amortization, the indefinite lived intangible asset impairment charge, amortization of debt acquisition costs, stock-based compensation expense and deferred taxes, all of which was partially offset by a $17.3 million decrease in the non-cash components of working capital. The increase in net loss of $26.9 million included approximately $8.2 million in other expenses that were paid in the first nine months of 2009 related to legal and financial advisor fees incurred in connection with our efforts to restructure our debt obligations. The net change in non-cash components of working capital decreased approximately $17.3 million in the first nine months of 2009 as compared to the first nine months of 2008, primarily due to decreases in accounts receivable and inventories of $2.6 million and $8.9 million, respectively, and an increase of $12.7 million in accounts payable and accrued liabilities, all of which were offset in part by an increase in other current assets of $3.0 million and a decrease of $3.8 million in income taxes payable. The decrease in cash related to other current assets is primarily attributable to retainer fees paid to both legal and financial advisors related to our debt restructuring efforts. The slower growth in net working capital assets in 2009 is primarily attributable to the weaker business environment described above and improved working capital management.

Cash used in investing activities was $1.5 million for the nine months ended September 30, 2009 compared to $3.1 million in the nine months ended September 30, 2008. The decrease in cash used in investing activities in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is related to a decrease in capital spending, in light of the continued weakness in the economy and significant strain on our available resources, of $1.6 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Cash used in financing activities was nine thousand dollars for the nine months ended September 30, 2009 compared to a cash inflow of $0.5 million in the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the net cash provided by financing activities resulted primarily from a $5.0 million draw down under our revolving credit facility offset in part by $2.0 million in term debt prepayments and the settlement of the subordinated notes with the former owners of Nevamar for $2.5 million, which included approximately $0.1 million in legal and bank fees.

Our Credit Facility, which became effective on September 30, 2005, initially consisted of a $135.0 million senior secured single draw seven-year term loan facility, and a $20.0 million senior secured five-year revolving credit facility.  In March 2006, the term loan was increased to $215.0 million and the revolving credit facility was increased to $30.0 million. We prepaid $2.0 million, $20.0 million and $24.5 million of the term loan in 2008, 2007 and 2006, respectively, but made no prepayments during the nine months ended September 30, 2009.  We had $25.9 million outstanding under the revolving credit facility at September 30, 2009 and December 31, 2008.  Our outstanding revolver borrowings as of September 30, 2009 and December 31, 2008 reflect a decision in the fourth quarter of 2008 to borrow our remaining availability under the revolving loan tranche of our Credit Facility due to the weakening economy and our concerns about the troubled credit markets.  At September 30, 2009, the interest rate on the revolver borrowings was at an annual rate of 4.50%. In addition, we had letters of credit issued in respect of workers’ compensation claims in an aggregate amount of $4.1 million, which also reduces our availability under the revolving portion of our Credit Facility.

Borrowings under our Credit Facility bear interest at our option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin.  The interest rates on borrowings under our revolving credit facility are subject to adjustment based on our leverage. At September 30, 2009 and at December 31, 2008, the interest rate on the term loan facility was at annual rates of 5.00% and 3.22%, respectively. Our Credit Facility requires us to meet a maximum total leverage ratio of 4.50 and a minimum interest coverage ratio of 2.25 as of September 30, 2009 and an annual maximum capital expenditures limitation of $8.0 million for 2009. As of September 30, 2009, our consolidated leverage ratio was in excess of the permitted maximum amount at 12.73 to 1.00; our minimum interest coverage ratio was below the required minimum at .89 to 1.00, and our annual capital expenditures were $1.5 million.  For the calculation of our debt covenant ratios, see “Liquidity and Capital Resources — Debt Covenant Ratios.” In addition, the Credit Facility contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinated debt and engage in certain other activities customarily restricted in such agreements. The Credit Facility also contains certain customary events of default, some of which are subject to grace periods.  As of September 30, 2009, we were not in compliance with certain financial and reporting covenants including our leverage and interest coverage covenants under our Credit Facility, which constitutes a default.

On February 27, 2009, we received a notice of default from the agent for the lenders under our Credit Facility due to our failure to comply with certain financial and reporting covenants.  On March 31, 2009, we entered into the Forbearance Agreement with our lenders pursuant to which the lenders agreed to forbear exercising any rights and remedies under the Credit Facility relating to these defaults, including their right to accelerate our payment obligations under the Credit Facility, until the earlier of (i) June 30, 2009, (ii) the occurrence of an event of default under the Forbearance Agreement or (iii) the fulfillment of all obligations under the Forbearance Agreement and the Credit Facility and the termination of the Credit Facility. The Forbearance Agreement, which expired by its terms on June 30, 2009, required us to deliver to the lenders under the Credit Facility, on or before June 30, 2009, an excess cash flow payment related to the year ended December 31, 2008.  We did not make that excess cash flow payment and, furthermore, we did not make the regularly-scheduled June interest payment on either the term loan or the revolver portions of the Credit Facility, which non-payments constituted defaults under the Forbearance Agreement.  On July 1, 2009, we received a letter from the agent under the Credit Facility notifying us of the defaults under the Forbearance Agreement and reserving the lenders’ rights related to all defaults. In connection with the signing of the Restructuring Support Agreement, in September 2009, we have since paid all then-accrued interest on the term loan and revolver portions of the Credit Facility.

The terms of the Forbearance Agreement prohibited us from, among other things, paying the April 1, 2009 interest payment on the Notes and we did not make that payment. We also did not make the October 1, 2009 interest payment on the Notes.  Our failure to make those interest payments is a default under the indenture governing the Notes and entitles the indenture trustee or the holders of 25% of the Notes, after a thirty-day grace period, which ended on May 1, 2009 with respect to the April 1, 2009 interest payment and on October 31, 2009 with respect to the October 1, 2009 interest payment, and upon delivery of proper notice to us, to accelerate our payment obligations under the Notes.  The indenture trustee informed the holders of the Notes of the April 1, 2009 payment default and of the related event of default by letters dated April 9, 2009 and May 7, 2009, respectively. Acceleration of our payment obligations under the Notes would be an additional even of default under the Credit Facility. Based on these acceleration rights under the Credit Facility and the Notes, we reclassified approximately $343.9 million from long-term debt to current debt as of December 31, 2008. The current portion of long-term debt was approximately $344.0 million as of September 30, 2009. As such, we had a working capital deficiency of approximately $248.3 million as of September 30, 2009 and approximately $239.1 million as of December 31, 2008.

The indenture governing our Notes also contains a number of covenants that restrict our ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock, pay dividends or make other equity distributions, repurchase or redeem capital stock, make investments or other restricted payments, sell assets, engage in transactions with affiliates, create liens or consolidate or merge with or into other companies, and restrict the ability of our restricted subsidiaries to make dividends or distributions to us. Given the defaults under the Credit Facility and Notes, we have accrued, but not paid, management fees to Genstar Capital LLC and The Sterling Group during 2009. On March 30, 2009, the agent for the lenders under the Credit Facility provided us with a “blockage notice” directing us not to make an April 1, 2009 interest payment on the Notes.  We did not make that payment, nor did we make an October 1, 2009 interest payment on the Notes, each of which is a default under the Notes.

On November 4, 2009, we, along with the other Debtors, filed the Chapter 11 Case with the Bankruptcy Court.  The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  In general, as debtors-in-possession, the Debtors are authorized under chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  No request was made for the appointment of a special trustee or examiner in the Chapter 11 Case.

On September 25, 2009, the Debtors entered into the Restructuring Support Agreement with the Consenting Holders, pursuant to which the Consenting Holders agreed to vote in favor of and support the restructuring and recapitalization of the Debtors, including, among other things, the filing by the Debtors of the Chapter 11 Case and the Reorganization Plan, subject to the terms and conditions of the Restructuring Support Agreement.  We launched a formal solicitation of votes for the Reorganization Plan from our creditors on Friday, October 2, 2009, and voting was completed on November 2, 2009.  As a result of the solicitation, the Reorganization Plan was accepted by 100% in dollar amount and 100% in number of holders of the Notes, 100% in dollar amount and 100% in number of holders of our senior revolving debt, and 90.67% in dollar amount and 97.82% in number of holders of our senior term debt that voted on the Reorganization Plan.

The Debtors have sought and obtained approval from the Bankruptcy Court to operate their businesses as debtors-in-possession during the pendency of the Chapter 11 case, including approval to make payments to their vendors in the ordinary course as trade payments come due and to pay employees’ wages, salaries, reimbursable expenses and benefits.  The Debtors have also sought and the Bankruptcy Court has issued an order scheduling a confirmation hearing regarding the Reorganization plan.  The confirmation hearing is scheduled to be held on December 10, 2009.

Pursuant to the Restructuring Support Agreement and the Reorganization Plan, if confirmed by the Bankruptcy Court, the (i) holders of the Senior Debt will receive a combination of cash and amended and restated first lien notes in the reorganized company, (ii) holders of the Notes will have their notes cancelled in exchange for shares of the new common stock of the reorganized company and (iii) holders of the existing capital stock of Holdings will have their shares cancelled in exchange for warrants to acquire 2.5% of the new common stock of the reorganized company under certain circumstances.  The reorganized company will enter into an amended and restated credit agreement with respect to the Credit Facility, pursuant to which it will issue amended and restated first-lien notes.  The reorganized company will also enter into a new second-lien credit facility with Apollo Capital Management and its affiliates, Eaton Vance Management and its affiliates, and Apollo Laminates Agent, LLC, as administrative agent, and, pursuant to that facility, will issue new second-lien term notes.  Finally, as discussed above, the Notes will be cancelled in exchange for shares of the new common stock of the reorganized company. As a result, we will cease to file reports with the Securities and Exchange Commission.

The filing of the Chapter 11 Case constituted an event of default that gives rise to acceleration rights under the Credit Facility and the indenture governing the Notes.  As a result, our payment obligations under the Credit Facility and Notes, which, as of September 30, 2009, amounted to $194.3 million and $167.2 million, respectively, became automatically due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against any of the Debtors and the application of the applicable provisions of the Bankruptcy Code.

We are seeking approval of the Reorganization Plan because we do not have the resources to service all of our existing debt obligations and to assist us in reducing our leverage to allow us to pursue future growth opportunities.  If the Reorganization Plan is not confirmed by the Bankruptcy Court on a timely basis, we may be forced to operate in bankruptcy for an extended period, which would result in increased costs and disruption to the business.  We may not be able to successfully reorganize our business and may be forced to cease operations and liquidate.  Accordingly, there is substantial doubt about our ability to continue as a going concern.

Debt Covenant Ratios

As previously discussed in “Liquidity and Capital Resources,” our Credit Facility requires us to maintain a maximum consolidated leverage ratio that decreases over time and to maintain a minimum interest coverage ratio that increases over time.  We have set forth below the calculations of those ratios as of September 30, 2009.  Certain components of these ratios, Consolidated EBITDA and Consolidated Cash Interest Expense, are non-GAAP measures of operating performance.  We believe the presentation of the calculation of our debt covenant ratios, which impact compliance with our obligations under our Credit Facility, is useful tool for investors to evaluate our performance and liquidity position.  Consolidated EBITDA and Consolidated Cash Interest Expense should be seen as complementary to, and not a substitute for, loss from operations and interest expense, respectively, each in accordance with GAAP. If our Reorganization Plan, which is discussed in “Liquidity and Capital Resources — Analysis of Cash Flows and Working Capital” above, is confirmed by the Bankruptcy Court, the Credit Facility will be amended and restated and we will likely be subject to new financial covenants.

The “Consolidated Leverage Ratio” is a ratio of (i) total net debt to (ii) Consolidated Adjusted EBITDA for the consecutive four fiscal quarters ending on such day. Total net debt is defined as total debt net of cash. At September 30, 2009, total net debt was equal to $292.4 million. As of September 30, 2009, our Consolidated Leverage Ratio was 12.73 to 1.00, which is greater than the permitted maximum of 4.50 to 1.00.

“Consolidated EBITDA” is defined under our Credit Facility as earnings before interest expense, income taxes, depreciation, amortization and certain other charges as specified in the Credit Facility. “Consolidated Adjusted EBITDA” is computed by taking the Consolidated EBITDA amount and adding back the amounts recorded for management fee expense related to our sponsors and stock based compensation expense. Below is a reconciliation of net loss to Consolidated EBITDA and to Consolidated Adjusted EBITDA as used in the calculation of our Consolidated Leverage Coverage Ratio as of September 30, 2009 ($ in millions):

	Nine months ended September 30, 2009	Three months ended December 31, 2008	Twelve months ended September 30, 2009
Net Loss	$(29.0)	$(119.6)	$(148.6)
Addbacks:
Income Tax Benefit	(6.1)	(20.4)	(26.5)
Interest Income	(.1)	(.2)	(.3)
Interest Expense	20.2	7.6	27.8
Depreciation and Amortization Expense	23.4	8.2	31.6
Impairment Charges	1.6	126.8	128.4
Other Expenses	8.2	.5	8.7

Consolidated EBITDA	$18.2	$2.9	21.1
Management Fee Expense	1.1	.4	1.5
Stock Based Compensation Expense	.3	.1	.4
Consolidated Adjusted EBITDA	$19.6	$3.4	$23.0

The “Interest Coverage Ratio” is a ratio of (i) Consolidated Adjusted EBITDA to (ii) Consolidated Cash Interest Expense.  As of September 30, 2009, our interest coverage ratio was .89 to 1.00, which is less than the required minimum of 2.25 to 1.00. “Consolidated Cash Interest Expense” is defined under our Credit Facility as interest expense for the period, excluding interest not payable in cash.  Below is reconciliation of interest expense to Consolidated Cash Interest Expense as used in the calculation of our Interest Coverage Ratio as of September 30, 2009 ($ in millions):

	Nine months ended September 30, 2009	Three months ended December 31, 2008	Twelve months ended September 30, 2009
Total Interest Expense	$20.2	$7.6	$27.8
Less:
Interest Expense not Paid in Cash	(1.3)	(.4)	(1.7)
Interest Income	(.1)	(.2)	(.3)

Consolidated Cash Interest Expense	$18.8	$7.0	$25.8

Off Balance Sheet Obligations

We have no off-balance-sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Regulatory Compliance

We are subject to federal, state, local and foreign (Canadian) laws, regulations and ordinances pertaining, among other things, to the quality and the protection of the environment and human health and safety and that require us to devote substantial time and resources in an effort to maintain continued compliance. There can be no assurance that judicial or administrative proceedings seeking penalties or injunctive relief will not be brought against us for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which we are currently unaware. In addition, changes to such regulations or the enactment of new regulations in the future could require us to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital requirements, operating expenses and other costs associated with compliance. We believe we have adequately provided for costs related to our ongoing obligations with respect to known environmental liabilities. Expenditures related to environmental liabilities during the nine months ended September 30, 2009 and the year ended December 31, 2008 did not have a material effect on our financial condition or cash flows. Such expenditures are related to the costs to maintain general compliance at our facilities. The majority of the costs include staffing and training expenses, permitting and emission based fees, testing and analytical fees and waste disposal fees.

Our Auburn, Maine facility is subject to a COC, dated May 5, 1993, issued by the State of Maine DEP, with regard to unauthorized discharges of hazardous substances into the environment. We, along with the previous owners, are named in the COC, and are required to investigate and, as necessary, remediate the environmental contamination at the site. Because the unauthorized discharges occurred during the previous ownership, the previous owners have agreed to be responsible for compliance with the COC. The nature and extent of remediation has not yet been determined. The financial obligation of the previous owners to investigate and/or remediate is unlimited except with regard to a portion of the land known as “area 2” at our Auburn, Maine facility, which is capped at $10.0 million. We have recorded a liability of $0.7 million at September 30, 2009 and December 31, 2008 for site remediation costs in excess of costs assumed by the previous owners. We could incur additional obligations in excess of the amount accrued and our recorded estimate may change over time. We expect this environmental issue to be resolved within the next five to ten years.

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

On November 4, 2009, we, along with the other Debtors, filed the Chapter 11 case with the Bankruptcy Court (Case No. 09-13889 (MFW) (jointly administered)).  We have also filed the Reorganization Plan, which has formally been accepted by the holders of claims entitled to vote thereon, with the Bankruptcy Court for its confirmation.  We have sought and obtained approval from the Bankruptcy Court to operate our business as debtors-in-possession during the pendency of the case, including approval to make payments to our vendors in the ordinary course as trade payments come due and to pay employees’ wages, salaries, reimbursable expenses and benefits. For additional information regarding the Reorganization Plan, please see “Liquidity and Capital Resources — Analysis of Cash Flows and Working Capital” above.

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

In particular, our business might be affected by uncertainties affecting the decorative overlay industry and the construction industry generally as well as the following, among other factors:

•                  our ability to successfully operate during, and emerge from, Chapter 11 Bankruptcy proceedings;

•                  the Bankruptcy Court’s confirmation and approval of our Reorganization Plan and our ability to otherwise successfully reorganize our business or otherwise refinance, replace or restructure our debt on favorable terms or at all;

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

•                  our ability to manage our growth and expansion, including any acquisitions we might undertake in the future;

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

Amounts outstanding under our Credit Facility bear interest at our option at LIBOR plus an applicable margin or at an alternate base rate plus an applicable margin. These interest rates can fluctuate based on market rates. Based on the outstanding amount of our variable rate indebtedness at September 30, 2009, a 10% change in the interest rates at September 30, 2009 would have the effect of increasing or decreasing interest expense by approximately $1.0 million. Potential interest rate impact would also be affected by utilization of the revolving loan.

The net amounts paid or received and net amounts accrued through the end of the accounting period are included in interest expense. Interest expense also includes the amortization of debt acquisition costs.

Foreign Currency Exchange Risk

We have a Canadian subsidiary, Panolam Industries, Ltd., that has a manufacturing facility in Canada that sells to both Canadian and U.S. customers and purchases from both Canadian and U.S. suppliers. Our Canadian subsidiary operates within its local economic environment and utilizes its own operating cash flow to fund its operation. The Canadian subsidiary’s sales tend to be evenly split between U.S. and Canadian customers but shift depending on market demand; however, a greater percentage of raw materials purchases are in local currency. As a result, when the Canadian dollar strengthens, expenses increase as a percent of sales when reported in U.S. dollars. Conversely, when the Canadian dollar weakens it has the opposite effect. At the same time, the Canadian foreign exchange rate fluctuations require revaluation of the Canadian subsidiary’s balance sheet resulting in foreign currency translation exchange gains or losses being charged or credited to other comprehensive income or (loss) on the balance sheet. We do not enter into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk.

During the nine months ended September 30, 2009, we recorded $0.2 million of expense related to net foreign exchange transaction and revaluation adjustments, compared to $0.2 million of income recorded in the same period last year. At December 31, 2008, we had approximately $5.1 million of unfavorable foreign currency translation adjustments and at September 30, 2009 we had approximately $3.1 million of favorable foreign currency translation adjustments included in stockholder’s deficit. There can be no assurances that the Canadian foreign exchange rate will not fluctuate adversely in the future and the potential risk for translation losses is not quantifiable.

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

Credit Concentration Risk

We sell HPLs and TFMs to various distributors and OEMs and we extend credit to our customers based on an evaluation of their financial condition. We review our trade accounts receivable balances for collectibility whenever events and circumstances indicate that the carrying amount may not be collectible and provide currently for any unrealizable amounts. At September 30, 2009, we had uncollateralized accounts receivable from five nonaffiliated customers approximating 11% of total gross accounts receivable balances.  Sales to these five nonaffiliated customers were approximately 7% of consolidated net sales for the nine months ended September 30, 2009. As of September 30, 2009, no single customer represented more than 10% of our sales or accounts receivable.

Item 4T. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009.  Based on this evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that information to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We continually seek ways to improve the effectiveness and efficiency of our internal controls over financial reporting, resulting in frequent process refinement.  However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

On November 4, 2009, we along with the other Debtors filed the Chapter 11 Case in the Bankruptcy Court (Case No. 09-13889 (MFW) (jointly administered)).  We have also filed the Reorganization Plan, which has formally been accepted by the holders of claims entitled to vote thereon, with the Bankruptcy Court for its confirmation.  We have sought and obtained approval from the Bankruptcy Court to operate our business as debtors-in-possession during the pendency of the case, including approval to make payments to our vendors in the ordinary course as trade payments come due and to pay employees’ wages, salaries, reimbursable expenses and benefits. For additional information regarding the Reorganization Plan, please see “Liquidity and Capital Resources — Analysis of Cash Flows and Working Capital” above.

Item 1A.          Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors as disclosed in Part I, Item 1A of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, which factors could materially impact our business, financial condition or future results.  Risks disclosed in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our 2008 Annual Report on Form 10-K.

We filed for protection under Chapter 11 on November 4, 2009.

During our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy.  Risks and uncertainties associated with our Chapter 11 proceedings include the following:

•                  Our ability to prosecute, confirm, and consummate the Reorganization Plan;

•                  Actions and decisions of our creditors and other third parties with interests in the proceedings, which may be inconsistent with our plans;

•                  Our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•                  Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•                  Our ability to maintain contracts that are critical to our operations;

•                  Our ability to retain management and other key individuals; and

•                  Risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to confirm the Reorganization Plan, to appoint a Chapter 11 trustee or to convert the case to a Chapter 7 case.

These risks and uncertainties could affect our business and operations in various ways.  For example, negative events or publicity associated with the proceedings could adversely affect our revenues and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the proceedings are protracted.  Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.

We may not be able to obtain confirmation of the Reorganization Plan

On November 4, 2009, we filed the Reorganization Plan with the Bankruptcy Court in connection with the pending Chapter 11 Case.  The purpose of the Reorganization Plan is to effect our restructuring and recapitalization, to reduce the amount of debt on our balance sheet by approximately $151 million and to eliminate approximately $16.2 million in annual cash interest payments on the Notes.  The Reorganization Plan is subject to the approval of the Bankruptcy Court.  To successfully emerge from

Chapter 11 Bankruptcy protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Reorganization Plan and fulfilling other statutory conditions for confirmation, which have not occurred to date.  Even though we have received the requisite acceptances to confirm the Reorganization Plan, the Bankruptcy Court may not confirm the Reorganization Plan.

If the Reorganization Plan or any future plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.  If an alternative reorganization cannot be agreed upon, we may be forced to cease operations and liquidate our assets.

Item 3.                                       Defaults Upon Senior Securities

As of September 30, 2009, we were not in compliance with certain financial and reporting covenants, including our leverage and interest coverage covenants under our Credit Facility, which constitutes a default.  We were also in default of the Forbearance Agreement related to the Credit Facility.  For further information, please see Note 9 (“Debt and Capital Lease Obligations”) to our unaudited condensed consolidated financial statements.

We did not make the April 1, 2009 or the October 1, 2009 interest payment on our Notes.  Our failure to make those interest payments is a default under the indenture governing the Notes and entitles the indenture trustee or the holders of 25% of the Notes, after a thirty-day grace period that ended on May 1, 2009 with respect to the April 1, 2009 interest payment and on October 31, 2009 with respect to the October 1, 2009 interest payment, and upon delivery of proper notice to us, to accelerate our obligations under the Notes.  The amount of the payment due on April 1, 2009 and October 1, 2009 was $8.1 million and $8.1 million, respectively, and there is, as of the date of this filing, a total arrearage of approximately $18.3 million.  For further information, please see Note 9 (“Debt and Capital Lease Obligations”) to our unaudited consolidated financial statements.

On November 4, 2009, we, along with the other Debtors, filed the Chapter 11 Case with the Bankruptcy Court.  The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  In general, as debtors-in-possession, the Debtors are authorized under chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  No request was made for the appointment of a special trustee or examiner in the Chapter 11 Case.

On September 25, 2009, the Debtors entered into the Restructuring Support Agreement with the Consenting Holders, pursuant to which the Consenting Holders agreed to vote in favor of and support the restructuring and recapitalization of the Debtors, including, among other things, the filing by the Debtors of the Chapter 11 Case and the Reorganization Plan, subject to the terms and conditions of the Restructuring Support Agreement.  We launched a formal solicitation of votes for the Reorganization Plan from our creditors on Friday, October 2, 2009, and voting was completed on November 2, 2009.  As a result of the solicitation, the Reorganization Plan was accepted by 100% in dollar amount and 100% in number of holders of the Notes, 100% in dollar amount and 100% in number of holders of our senior revolving debt, and 90.67% in dollar amount and 97.82% in number of holders of our senior term debt that voted on the Reorganization Plan.  If the Reorganization Plan is confirmed by the Bankruptcy Court, pursuant to the Reorganization Plan our debt both under our Credit Facility and under the Notes will be extinguished and replaced.  For additional information regarding the Reorganization Plan, please see “Liquidity and Capital Resources – Analysis of Cash Flows and Working Capital” above.

The filing of the voluntary prepackaged proceeding under Chapter 11 constituted an event of default that gives rise to acceleration rights under the Credit Facility and the indenture governing the Notes.  As a result, our payment obligations under the Credit Facility and the Notes, which, as of September 30, 2009, amounted to $194.3 million and $167.2 million, respectively, became automatically due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against any of the Debtors and the application of the applicable provisions of the Bankruptcy Code.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2009.

On November 2, 2009, in a special vote conducted by solicitation through the collection of ballots, the holders of claims against us accepted our Reorganization Plan.  As a result, on November 4, 2009, we commenced a voluntary prepackaged proceeding under Chapter 11 of the Bankruptcy Code.  For additional information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” of this quarterly report on Form 10-Q.

Item 6.            Exhibits –

EXHIBIT NUMBER	EXHIBIT TITLE
10.1

Restructuring Support Agreement by and among Panolam Holdings Co., Panolam Holdings II Co., Panolam Industries International, Inc., Panolam Industries, Inc., Pioneer Plastics Corporation, Nevamar Holdings Corp., Nevamar Holdco, LLC, Nevamar Company, LLC, Credit Suisse, Cayman Islands Branch, as administrative agent, certain lenders party to the Credit Agreement and certain holders of Subordinated Notes, dated September 25, 2009.*

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
99.1

Disclosure Statement Relating to the Debtors’ Joint Prepackaged Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Panolam Holdings Co., Panolam Holdings II Co., Panolam Industries International, Inc., Panolam Industries, Inc., Pioneer Plastics Corporation, Nevamar Holdings Corp., Nevamar Holdco, LLC and Nevamar Company, LLC, dated September 30, 2009.*

* Incorporated herein by reference to Panolam Industries International, Inc. Current Report on Form 8-K filed on October 1, 2009.

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

Date: November 16, 2009